Form 10-Q
period 2017-09-30
Oasis Midstream Partners LP
filed 2017-11-09
CIK 1652133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number: 001-38212

Oasis Midstream Partners LP (Exact name of registrant as specified in its charter)

Delaware	47-1208855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fannin Street, Suite 1500 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(281) 404-9500 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No ☒*
*The registrant became subject to such requirements on September 25, 2017, and it has filed all reports so required since that date.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
At November 6, 2017, there were 27,511,766 units representing limited partner interests (consisting of 13,761,766 common units and 13,750,000 subordinated units) outstanding.

2

3

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2017	December 31, 2016
	(In thousands, except unit data)
ASSETS
Current assets
Accounts receivable	$19	$667
Accounts receivable from Oasis Petroleum	5,611	11,721
Insurance receivable	—	5,096
Prepaid expenses	29	1,006
Total current assets	5,659	18,490
Property, plant and equipment	522,098	453,695
Less: accumulated depreciation and amortization	(29,861)	(22,160)
Total property, plant and equipment, net	492,237	431,535
Other assets	1,948	3
Total assets	$499,844	$450,028
LIABILITIES AND EQUITY
Current liabilities
Accounts payable due to Oasis Petroleum	$341	$3,314
Accrued liabilities	5,790	32,179
Accrued interest payable	4	—
Current income taxes payable	—	41,063
Total current liabilities	6,135	76,556
Asset retirement obligation	1,257	1,713
Deferred income taxes	—	40,084
Total liabilities	7,392	118,353
Commitments and contingencies (Note 8)
Net parent investment / partners’ capital
Net parent investment	—	331,675
Common units - public (7,511,766 units outstanding as of September 30, 2017)	115,963	—
Common units - Oasis Petroleum (5,125,000 units outstanding as of September 30, 2017)	39,455	—
Subordinated units - Oasis Petroleum (13,750,000 units outstanding as of September 30, 2017)	105,855	—
Non-controlling interests	231,179	—
Total net parent investment / partners' capital	492,452	331,675
Total liabilities and net parent investment / partners' capital	$499,844	$450,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per unit data)
Revenues
Midstream services for Oasis Petroleum	$47,002	$29,062	$123,777	$87,691
Midstream services for third parties	379	215	1,556	339
Total revenues	47,381	29,277	125,333	88,030
Operating expenses
Direct operating	13,015	7,806	31,108	21,898
Depreciation and amortization	4,147	1,909	11,359	5,325
General and administrative	5,084	3,037	13,868	9,009
Total operating expenses	22,246	12,752	56,335	36,232
Operating income	25,135	16,525	68,998	51,798
Interest expense, net of capitalized interest	(2,733)	(2,128)	(6,965)	(3,950)
Other income (expense)	5	(460)	7	(462)
Total other income (expense)	(2,728)	(2,588)	(6,958)	(4,412)
Income before income taxes	22,407	13,937	62,040	47,386
Income tax expense	7,898	5,444	22,858	18,226
Net income	14,509	$8,493	39,182	$29,160
Less: Net Income Prior to the Offering	12,904		37,577
Net Income Subsequent to the Offering	1,605		1,605
Less: Net Income Attributable to Non-controlling Interests Subsequent to the Offering	1,079		1,079
Net Income Attributable to Oasis Midstream Partners LP	$526		$526
Net income per limited partner unit (basic and diluted) subsequent to the Offering
Common units (Note 11)	$0.02		$0.02
Subordinated units (Note 11)	0.02		0.02
Weighted average number of limited partner units outstanding - Basic
Common units (Note 11)	12,625,000		12,625,000
Subordinated units (Note 11)	13,750,000		13,750,000
Weighted average number of limited partner units outstanding - Diluted
Common units (Note 11)	12,625,055		12,625,055
Subordinated units (Note 11)	13,750,000		13,750,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Predecessor	Partnership
	Net Parent Investment	Common Units - Public	Common Units - Oasis Petroleum	Subordinated Units - Oasis Petroleum	Non-controlling Interests	Total
	(In thousands)
Balance at December 31, 2016	$331,675	$—	$—	$—	$—	$331,675
Cumulative-effect adjustment for adoption of ASU 2016-09	(59)	—	—	—	—	(59)
Stock-based compensation	999	—	—	—	—	999
Net income prior to the Offering	37,577	—	—	—	—	37,577
Capital contributions prior to the Offering	65,145	—	—	—	—	65,145
Balance as of September 25, 2017	435,337	—	—	—	—	435,337
Elimination of current and deferred tax liabilities	104,005	—	—	—	—	104,005
Net assets excluded from the Offering	(50,596)	—	—	—	—	(50,596)
Allocation of net investment to unitholders	(488,746)	—	60,725	162,921	265,100	—
Net proceeds from the Offering	—	115,813	—	—	—	115,813
Proceeds from the Offering distributed to Oasis Petroleum	—	—	(21,372)	(57,340)	(35,000)	(113,712)
Net income subsequent to the Offering	—	150	102	274	1,079	1,605
Balance at September 30, 2017	$—	$115,963	$39,455	$105,855	$231,179	$492,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$39,182	$29,160
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,359	5,325
Deferred income taxes	5,240	2,486
Equity-based compensation expenses	999	661
Deferred financing costs amortization and other	7	—
Working capital changes:
Change in accounts and insurance receivable	(8,479)	174
Change in inventory	(94)	—
Change in prepaid expenses	445	(181)
Change in current income taxes payable	17,618	15,740
Change in accounts payable and accrued liabilities	5,292	2,956
Net cash provided by operating activities	71,569	56,321
Cash flows from investing activities:
Capital expenditures	(129,020)	(122,427)
Acquisitions	(7,841)	—
Net cash used in investing activities	(136,861)	(122,427)
Cash flows from financing activities:
Capital contributions from parent	65,145	66,106
Proceeds from initial public offering, net of offering costs	115,813	—
Distribution to Oasis Petroleum subsequent to initial public offering	(113,712)	—
Revolving credit facility origination fees and expenses paid	(1,954)	—
Net cash provided by financing activities	65,292	66,106
Increase (decrease) in cash and cash equivalents	—	—
Cash:
Beginning of period	—	—
End of period	$—	$—
Supplemental non-cash transactions:
Change in accrued capital expenditures	$17,872	$15,727
Change in asset retirement obligations	138	92
Notes payable from acquisition	4,875	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Nature of Operations
Organization. Oasis Midstream Partners LP (the “Partnership” or “Oasis Midstream”) is a growth-oriented, fee-based master limited partnership formed by its sponsor, Oasis Petroleum Inc. (together with its subsidiaries, “Oasis Petroleum”) to own, develop, operate and acquire a diversified portfolio of midstream assets in North America that are integral to the oil and natural gas operations of Oasis Petroleum and are strategically positioned to capture volumes from other producers.
Initial public offering. On September 25, 2017, the Partnership completed its initial public offering (the “Offering”) of 7,500,000 common units representing limited partner interests at a price to the public of $17.00 per common unit ($15.98 per common unit, net of underwriting discounts and commissions). The Partnership received net proceeds from the Offering of approximately $115.8 million after deducting underwriting discounts, structuring fees and estimated offering expenses and distributed $113.7 million of the net proceeds to Oasis Petroleum during the third quarter of 2017. Pursuant to the underwriting agreement, the Partnership granted the underwriters a 30-day option to purchase up to an aggregate of 1,125,000 additional common units (the “Underwriters’ Option”) on the same terms, which was exercised in full on October 10, 2017 and resulted in additional net proceeds of approximately $17.9 million after deducting underwriting discounts and structuring fees. The Partnership distributed the additional net proceeds of approximately $17.9 million from the Underwriters’ Option to Oasis Petroleum on October 10, 2017.
The Offering was pursuant to the Partnership’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission (“SEC”) and declared effective on September 20, 2017 (“Registration Statement”). The common units are traded on the New York Stock Exchange under the symbol OMP.
Contributed businesses. The Partnership conducts its business through its ownership of development companies (“DevCos”), two of which are jointly-owned with Oasis Petroleum. In connection with the Offering, Oasis Petroleum contributed to the Partnership ownership interests in the following DevCos:

DevCos	Areas Served	Service Lines	Current Status of Assets	Oasis Midstream Ownership
Bighorn DevCo	Wild Basin	- Gas processing - Crude stabilization - Crude blending - Crude storage - Crude transportation	- Operational - Growth through organic expansion/minimal capital expenditures	100%
Bobcat DevCo	Wild Basin	- Gas gathering - Gas compression - Gas lift - Crude gathering - Produced water gathering - Produced water disposal	- Operational - Growth through organic expansion - Growth through expansion capital expenditures	10%
Beartooth DevCo	Alger Cottonwood Hebron Indian Hills Red Bank Wild Basin	- Produced water gathering - Produced water disposal - Freshwater supply and distribution	- Operational - Growth through organic expansion - Growth through expansion capital expenditures	40%
In exchange for the contribution of ownership interests in the DevCos, Oasis Petroleum received 5,125,000 common units and 13,750,000 subordinated units, representing a limited partner interest in the Partnership and the right to receive cash distributions from the Partnership. In addition to and concurrent with the closing of the Offering, the Partnership’s general partner, OMP GP LLC (“General Partner”), retained a non-economic general partnership interest and was issued incentive distribution rights in the Partnership (the “IDRs”).
Nature of business. Oasis Midstream operates in two primary areas with developed midstream infrastructure, both of which are supported by significant acreage dedications from Oasis Petroleum. In Wild Basin, Oasis Petroleum has dedicated to the Partnership approximately 65,000 acres, of which approximately 29,000 acres are within Oasis Petroleum’s current gross operated acreage position, and in which the Partnership has the right to provide oil, gas and water services to support Oasis Petroleum’s existing and future production. In addition, Oasis Petroleum has dedicated to the Partnership approximately 581,000 acres and 364,000 acres for produced and flowback water services and freshwater services, respectively, of which approximately 299,000 acres and 203,000 acres, respectively, are within Oasis Petroleum’s current gross operated acreage.

Oasis Midstream generates substantially all of its revenues through long-term, fee-based contractual arrangements with wholly owned subsidiaries of Oasis Petroleum for midstream services. These services include (i) gas gathering, compression, processing and gas lift services; (ii) crude gathering, stabilization, blending, storage and transportation services; (iii) produced and flowback water gathering and disposal services; and (iv) freshwater supply and distribution services. The revenue earned from these services is generally directly related to the volume of natural gas, crude oil and water that flows through Oasis Midstream’s systems, and Oasis Midstream generally does not take ownership to the crude oil or natural gas that it handles for its customers, including Oasis Petroleum.
Predecessor. Prior to September 25, 2017, Oasis Petroleum’s midstream services were performed by Oasis Midstream Services LLC (“OMS”), which constitutes the predecessor to the Partnership for accounting purposes (the “Predecessor”). The condensed consolidated financial statements include the results of the Predecessor for the periods presented prior to the Offering on September 25, 2017. Certain midstream infrastructure assets, liabilities, revenues and expenses included in the Predecessor’s historical financial statements have been excluded from the businesses of the DevCos upon formation. These excluded assets are not included in the condensed consolidated financial statements for the periods presented subsequent to the Offering on September 25, 2017. Substantially all of the services of the Predecessor were provided to Oasis Petroleum North America LLC (“OPNA”), a wholly owned subsidiary of Oasis Petroleum that conducts Oasis Petroleum’s oil and natural gas exploration and production (“E&P”) activities. The Predecessor financial statements have been prepared from the separate records maintained by Oasis Petroleum and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods reported.
2. Basis of Presentation
Presentation
The accompanying condensed consolidated financial statements and related notes present the financial position, results of operations, cash flows and equity of the Partnership. The accompanying condensed consolidated financial statements of the Partnership have not been audited by the Partnership’s independent registered public accounting firm. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to fairly state the Partnership’s financial position and results of operations, have been included. Management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from these estimates. The results for interim periods are not necessarily indicative of annual results.
These interim financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto of the Predecessor included in the Registration Statement.
Consolidation
The Partnership’s condensed consolidated financial statements include its accounts and the accounts of the DevCos. With respect to Bobcat DevCo and Beartooth DevCo, management has determined that OMS’s equity at risk was established with non-substantive voting rights, making Bobcat DevCo and Beartooth DevCo variable interest entities (“VIEs”) under the rules of the Financial Accounting Standards Board (“FASB”). Through its 100% ownership interest in OMP Operating LLC (“OMP Operating”), which owns controlling interests in Bobcat DevCo and Beartooth DevCo, the Partnership has the authority to direct the activities that most significantly affect the economic performance of these entities and the obligation to absorb losses or the right to receive benefits that could be potentially significant to them. Therefore, the Partnership is considered the primary beneficiary of Bobcat DevCo and Beartooth DevCo and is required to consolidate these entities in its financial statements under the VIE consolidation model. The Partnership has determined that Bighorn DevCo is not a VIE due to OMP Operating’s 100% ownership interest in Bighorn DevCo, which is proportional to its voting rights through its controlling interest. The Partnership has a controlling financial interest in Bighorn DevCo, through its 100% ownership interest in OMP Operating, and is required to consolidate Bighorn DevCo in its financial statements under the voting interest consolidation model.
Non-Controlling Interests
The non-controlling interests represent Oasis Petroleum’s retained ownership interest in Bobcat DevCo and Beartooth DevCo of 90% and 60%, respectively.
Significant Accounting Policies
There have been no material changes to critical accounting policies and estimates from those disclosed in the Registration Statement, other than as noted below.

Stock-based compensation. In the first quarter of 2017, the Predecessor adopted Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which updates several aspects of the accounting for share-based payment transactions, including recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. In accordance with the new guidance, the Predecessor recorded a $59,000 cumulative-effect adjustment to retained earnings on the Predecessor’s Condensed Balance Sheet as of September 30, 2017, which included the removal of the estimated forfeiture rate. ASU 2016-09 was applied on a modified retrospective basis and prior periods were not retrospectively adjusted.
Recent Accounting Pronouncements
Revenue recognition. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is greater consistency and comparability across industries by using a five-step model to recognize revenue from customer contracts. ASU 2014-09 also contains some new disclosure requirements under GAAP. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of the new revenue standard by one year, making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016 and 2017, the FASB issued additional accounting standards updates to clarify the implementation guidance of ASU 2014-09. In order to evaluate the impact that the adoption of ASU 2014-09 will have on the Partnership’s financial position, cash flows and results of operations, the Partnership has initiated a comprehensive review of the significant revenue streams across all reportable segments. The Partnership has formed an implementation team, completed training on the new standard and is assessing the impact of the five-step model of the new standard on its contracts with customers. Currently, the Partnership cannot reasonably estimate the impact the application of ASU 2014-09 will have upon its consolidated financial statements, but the Partnership expects to adopt ASU 2014-09 using the modified retrospective approach as permitted by the FASB. The Partnership continues to assess the impact of ASU 2014-09, along with industry trends and additional interpretive guidance, on its core revenue streams, and as a result of the continued assessment, the Partnership may modify its plan of adoption accordingly.
Leases. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize lease payment obligations and a corresponding right-of-use asset to be measured at fair value on the balance sheet. ASU 2016-02 also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Partnership is currently evaluating the effect that adopting this guidance will have on its financial position, cash flows and results of operations.
Statement of cash flows. In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The adoption of this guidance will not impact the Partnership’s financial position or results of operations but could result in presentation changes on its statement of cash flows.
Income taxes. In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Partnership is currently evaluating the effect that adopting this guidance will have on its financial position, cash flows and results of operations.
Business combinations. In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Partnership is currently evaluating the effect that adopting this guidance will have on its financial position, cash flows and results of operations.

3. Transactions with Affiliates
Revenues. The Partnership generates substantially all of its revenues through 15-year, fee-based contractual arrangements with wholly owned subsidiaries of Oasis Petroleum for midstream services. These services include (i) gas gathering, compression, processing and gas lift services; (ii) crude gathering, stabilization, blending, storage and transportation services; (iii) produced and flowback water gathering and disposal services; and (iv) freshwater supply and distribution services. The revenue earned from these services is generally directly related to the volume of natural gas, crude oil and produced and flowback water that flows through the Partnership’s systems, and the Partnership generally does not take ownership of the crude oil or natural gas that it handles for its customers, including Oasis Petroleum. Revenues generated from affiliate transactions with Oasis Petroleum are presented on the Condensed Consolidated Statements of Operations.
Expenses. Oasis Petroleum provides substantial labor and overhead support for the Partnership. Upon completion of the Offering, the Partnership entered into a 15-year services and secondment agreement with Oasis Petroleum pursuant to which Oasis Petroleum provides all personnel, equipment, electricity, chemicals and services (including third-party services) required for the Partnership to operate such assets, and the Partnership reimburses Oasis Petroleum for its share of the actual costs of operating such assets. In addition, pursuant to the services and secondment agreement, Oasis Petroleum performs centralized corporate, general and administrative services for the Partnership, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, taxes and engineering. Oasis Petroleum has also seconded to the Partnership certain of its employees to operate, construct, manage and maintain its assets, and the Partnership reimburses Oasis Petroleum for direct general and administrative expenses incurred by Oasis Petroleum for the provision of the above services. The expenses of executive officers and non-executive employees are allocated to the Partnership based on the amount of time spent managing its business and operations. For the periods prior to September 25, 2017, shared services and direct labor were allocated to the Predecessor primarily based on headcount and direct usage during the respective years. Management believes that these allocations are reasonable and reflect the utilization of services provided and benefits received, but may differ from the cost that would have been incurred had the Predecessor operated as a stand-alone company for the periods presented prior to the Offering.
Additionally, for the periods prior to September 25, 2017, the accompanying Condensed Consolidated Statements of Operations include interest expense recognized by the Predecessor related to its funding activity with Oasis Petroleum based on capital expenditures for the period using the weighted average effective interest rate for Oasis Petroleum’s long term indebtedness.
General and administrative expenses and interest expense incurred from affiliate transactions with Oasis Petroleum included the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Operating expenses
General and administrative	$2,895	$1,827	$8,416	$5,618
Interest expense, net of capitalized interest	2,714	2,128	6,945	3,950
4. Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Accrued capital costs	$2,516	$27,085
Accrued operating expenses	680	3,913
Other accrued liabilities	2,594	1,181
Total accrued liabilities(1)	$5,790	$32,179
___________________
(1) Accrued liabilities as of September 30, 2017 include the obligations of the Partnership subsequent to the Offering, while accrued liabilities as of December 31, 2016 include the obligations of the Predecessor.

5. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Pipelines	$238,035	$199,943
Natural gas processing plant	91,715	92,630
SWD facilities	75,241	75,828
Other property and equipment	87,152	66,546
Construction in progress	29,955	18,748
Total property, plant and equipment	522,098	453,695
Less: accumulated depreciation and amortization	(29,861)	(22,160)
Total property, plant and equipment, net	$492,237	$431,535
Acquisition. On April 25, 2017, the Predecessor completed purchase and sale agreements with two undisclosed private sellers to acquire certain midstream assets in McKenzie County, North Dakota for total consideration of $12.7 million, which includes $4.9 million of installment notes payable. Based on the FASB’s authoritative guidance, the acquisition qualified as a business combination, and as such, the Predecessor estimated the fair value of the assets acquired as of the acquisition date. The Predecessor recorded the assets acquired at their estimated fair value of $12.7 million, which is representative of the price paid by a typical market participant. This measurement resulted in no goodwill or bargain purchase being recognized. In connection with the closing of the Offering, these assets were contributed to the Partnership.
The results of operations for the acquisition have been included in the condensed financial statements since the closing date. Pro forma information is not presented as the pro forma results would not be materially different from the information presented in the Condensed Statements of Operations.
6. Long-Term Debt
On September 25, 2017, the Partnership entered into a credit agreement (the “Credit Agreement”) for a $200.0 million revolving credit facility with OMP Operating as borrower (the “Revolving Credit Facility”), which has a maturity date of September 25, 2022. The Revolving Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures of the Partnership. The Revolving Credit Facility includes a letter of credit sublimit of $10.0 million and a swingline loans sublimit of $10.0 million. The borrowing capacity on the Revolving Credit Facility may be increased up to $400.0 million, subject to certain conditions. No amounts were outstanding under the Revolving Credit Facility at September 30, 2017.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) or (ii) with respect to ABR Loans, the greatest of (A) the Prime Rate in effect on such day, (B) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (C) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the Credit Agreement). The applicable margin for borrowings under the Revolving Credit Facility varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%.
The Revolving Credit Facility also requires the Partnership to maintain the following financial covenants as of the end of each fiscal quarter:

•
Consolidated Total Leverage Ratio: Prior to the date on which one or more of the credit parties have issued an aggregate principal amount of at least $150.0 million of senior notes (as permitted under the Revolving Credit Facility) (such date the “Covenant Changeover Date”) and commencing with the fiscal quarter ending December 31, 2017, the Partnership and OMP Operating’s ratio of Total Debt to EBITDA (each as defined in the Credit Agreement) on a quarterly basis may not exceed 4.50 to 1.00 (or during an Acquisition Period (as defined in the Credit Agreement), 5.00 to 1.00). On a quarterly basis following the Covenant Changeover Date, the Partnership and OMP Operating’s ratio of Total Debt to EBITDA may not exceed 5.25 to 1.00.

•
Consolidated Senior Secured Leverage Ratio: On a quarterly basis, commencing with the date the Covenant Changeover Date occurs, the Partnership and OMP Operating’s ratio of Consolidated Senior Secured Funded Debt to EBITDA (each as defined in the Credit Agreement) may not exceed 3.75 to 1.00.

•
Consolidated Interest Coverage Ratio: On a quarterly basis prior to the Covenant Changeover Date and commencing with the fiscal quarter ending December 31, 2017, the Partnership and OMP Operating’s ratio of EBITDA to Consolidated Interest Expense (each as defined in the Credit Agreement) may not be less than 3.00 to 1.00 and on a quarterly basis following the Covenant Changeover Date, the Partnership and OMP Operating’s ratio of EBITDA to Consolidated Interest Expense may not be less than 2.50 to 1.00.

The Partnership was in compliance with the financial covenants of the Revolving Credit Facility at September 30, 2017.
7. Income Taxes
The Partnership is not a taxable entity for U.S. federal income tax purposes, and taxes are generally borne by unitholders through the allocation of taxable income. The provision for income taxes included in the Condensed Consolidated Statements of Operations for the periods presented relates to the Predecessor. The provision for income taxes recorded by the Predecessor was determined as if the Predecessor was a stand-alone taxpayer for the period prior to the Offering on September 25, 2017. The Predecessor’s effective tax rate for three and nine months ended September 30, 2017 was 35.2% and 36.8%, respectively. For the three and nine months ended September 30, 2016, the Predecessor’s effective tax rate was 39.1% and 38.5%, respectively. The effective tax rates for the three and nine months ended September 30, 2017 were lower than the statutory tax rate applicable to the U.S. and the blended state rate for the states in which the Predecessor conducted its business primarily due to earnings not subject to tax for the period subsequent to the Offering on September 25, 2017.
8. Commitments and Contingencies
The Partnership has various contractual obligations in the normal course of its operations. Currently, there are no unrecorded commitments in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2017.
Litigation. The Partnership is party to various legal and/or regulatory proceedings from time to time arising in the ordinary course of business. When the Partnership determines that a loss is probable of occurring and is reasonably estimable, the Partnership accrues an undiscounted liability for such contingencies based on its best estimate using information available at the time. The Partnership discloses contingencies where an adverse outcome may be material, or where in the judgment of management, the matter should otherwise be disclosed.
Mirada litigation. On March 23, 2017, Mirada Energy, LLC, Mirada Wild Basin Holding Company, LLC and Mirada Energy Fund I, LLC (collectively, “Mirada”) filed a lawsuit against Oasis Petroleum, OPNA and OMS, seeking monetary damages in excess of $100.0 million, declaratory relief, attorneys’ fees and costs (Mirada Energy, LLC, et al. v. Oasis Petroleum North America LLC, et al.; in the 334th Judicial District Court of Harris County, Texas; Case Number 2017-19911). Mirada asserts that it is a working interest owner in certain acreage owned and operated by Oasis Petroleum in Wild Basin. Specifically, Mirada asserts that Oasis Petroleum has breached certain agreements by: (1) failing to allow Mirada to participate in Oasis Petroleum’s midstream operations in Wild Basin; (2) refusing to provide Mirada with information that Mirada contends is required under certain agreements and failing to provide information in a timely fashion; (3) failing to consult with Mirada and failing to obtain Mirada’s consent prior to drilling more than one well at a time in Wild Basin; and (4) by overstating the estimated costs of proposed well operations in Wild Basin. Mirada seeks a declaratory judgment that OPNA be removed as operator in Wild Basin at Mirada’s election and that Mirada be allowed to elect a new operator; that certain agreements apply to Oasis Petroleum and Mirada and Wild Basin with respect to this dispute; that Oasis Petroleum be required to provide all information within its possession regarding proposed or ongoing operations in Wild Basin; and that OPNA not be permitted to drill, or propose to drill, more than one well at a time in Wild Basin without obtaining Mirada’s consent. Mirada also seeks a declaratory judgment with respect to Oasis Petroleum’s current midstream operations in Wild Basin. Specifically, Mirada seeks a declaratory judgment that Mirada has a right to participate in Oasis Petroleum’s Wild Basin midstream operations, consisting of produced water disposal, crude oil gathering and gas gathering and processing; that, upon Mirada’s election to participate, Mirada is obligated to pay its proportionate costs of Oasis Petroleum’s midstream operations in Wild Basin; and that Mirada would then be entitled to receive a share of revenues from the midstream operations and would not be charged any amount for its use of these facilities for production from the “Contract Area.”
On June 30, 2017, Mirada amended its original petition to add a claim that Oasis Petroleum has breached certain agreements by charging Mirada for midstream services provided by its affiliates and to seek a declaratory judgment that Mirada is entitled to be paid its share of total proceeds from the sale of hydrocarbons received by OPNA or any affiliate of OPNA without deductions for midstream services provided by OPNA or its affiliates. Mirada may further amend its petition from time to time to assert additional claims as well as defendants.
Oasis Petroleum believes that Mirada’s claims are without merit, that Oasis Petroleum has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements which do not apply to Oasis Petroleum. Oasis Petroleum filed an answer denying Mirada’s claims on April 21, 2017, and intends to vigorously defend against Mirada’s claims. Discovery is ongoing. However, neither the Partnership nor Oasis Petroleum can predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to the Partnership’s or Oasis Petroleum’s interests, or if the Partnership or Oasis Petroleum were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on the Partnership’s business, results of operations and financial condition. Such an adverse determination could materially impact Oasis Petroleum’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in Oasis Petroleum’s midstream operations could materially reduce the interests of Oasis Petroleum and the Partnership in their current assets and future midstream opportunities and related revenues in Wild Basin. Under the Omnibus Agreement the Partnership entered into with Oasis Petroleum in connection with the closing of the Offering, Oasis Petroleum agreed to indemnify the Partnership for any losses resulting from this litigation. However, the Partnership cannot guarantee that such indemnity will fully protect the Partnership from the adverse consequences of any adverse ruling.
9. Equity-Based Compensation
In September 2017, the General Partner adopted the Oasis Midstream Partners LP 2017 Long Term Incentive Plan (“LTIP”). The LTIP provides for the grant, from time to time at the discretion of the board of directors of the General Partner, of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other unit based awards or cash awards, and includes any tandem distribution equivalent rights with respect to certain awards. The purpose of awards under the LTIP is to provide additional incentive compensation to individuals providing services to the Partnership, and to align the economic interests of such individuals with the interests of Partnership’s unitholders.
The aggregate number of common units that may be issued pursuant to any and all awards under the LTIP shall initially be equal to 1,842,500 common units, subject to proportionate adjustment in the event of unit splits and similar events. Additionally, each year, the total number of common units that may be issued pursuant to the LTIP shall increase by 1% of the number of common units outstanding on a fully diluted basis (calculated by adding to the number of common units outstanding, all outstanding securities convertible into common units on such date on an as-converted basis). Common units subject to awards that are canceled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of common units will be available for delivery pursuant to other awards.
In connection with the Offering, certain directors of the Partnership were granted 11,766 restricted unit awards which vest over a one-year period with a weighted average grant date fair value of $17.00 per common unit. The Partnership accounted for these restricted unit awards as equity awards, pursuant to the FASB’s authoritative guidance for share-based payments. Equity-based compensation expense is recognized ratably over the requisite service period. Equity-based compensation expense recorded for restricted unit awards for the three and nine months ended September 30, 2017 is included in general and administrative expenses on the Partnership’s Condensed Consolidated Statements of Operations.
Restricted stock awards. Prior to the Offering, certain employees of the Predecessor were granted restricted stock awards by Oasis Petroleum under its Amended and Restated 2010 Long Term Incentive Plan, which vest over a three-year period. The fair value of restricted stock grants is based on the closing sales price of Oasis Petroleum’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period. During the nine months ended September 30, 2017, employees of the Predecessor were granted restricted stock awards equal to shares of common stock with a $14.95 weighted average grant date per share value. Stock-based compensation expense recorded for restricted stock awards for the three and nine months ended September 30, 2017 was $0.3 million and $1.0 million, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2016, respectively. Prior to the Offering, stock-based compensation expense is included in general and administrative expenses of the Predecessor on the Condensed Consolidated Statements of Operations. Subsequent to the Offering, stock-based compensation expense related to restricted stock awards granted by Oasis Petroleum to certain employees of the Predecessor is no longer recognized by the Partnership in the Condensed Consolidated Statements of Operations.
10. Partnership Equity and Distributions
Minimum quarterly distribution. The partnership agreement requires that all of the Partnership’s available cash be distributed quarterly. Under the current cash distribution policy, the Partnership intends to distribute to the holders of common and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.3750 per unit, or $1.50 on an annualized basis, to the extent the Partnership has sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to the general partner and its affiliates. The distribution for the period ending December 31, 2017 will be adjusted to include an amount that covers the period from the closing of the Offering through September 30, 2017, based on the actual number of days in that period.
Subordinated units. Oasis Petroleum owns all of the Partnership’s subordinated units. The partnership agreement provides that, during the subordination period, the common units have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. No arrearages will accrue or be payable on the subordinated units.
When the subordination period ends, each outstanding subordinated unit will convert into one common unit and will thereafter participate pro rata with the other common units in distributions of available cash.
The subordination period will end on December 31, 2020 after each of the following tests are met:

•
for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date, aggregate distributions from operating surplus equaled or exceeded the sum of the minimum quarterly distribution multiplied by the total number of common and subordinated units outstanding in each quarter in each period;

•
for the same three consecutive, non-overlapping four-quarter periods, the “adjusted operating surplus” (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership) equaled or exceeded the sum of the minimum quarterly distribution multiplied by the total number of common and subordinated units outstanding during each quarter on a fully diluted weighted average basis; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.
Notwithstanding the foregoing, the subordination period will automatically terminate, and all of the subordinated units will convert into common units on a one-for-one basis, on the first business day after the distribution to unitholders in respect of any quarter, beginning with the quarter ending December 31, 2018, if each of the following has occurred:

•
for one four-quarter period immediately preceding that date, aggregate distributions from operating surplus exceeded 150.0% of the minimum quarterly distribution multiplied by the total number of common units and subordinated units outstanding in each quarter in the period;

•
for the same four-quarter period, the “adjusted operating surplus” (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership) equaled or exceeded 150.0% of the sum of the minimum quarterly distribution multiplied by the total number of common and subordinated units outstanding during each quarter on a fully diluted weighted average basis, plus the related distribution on the incentive distribution rights; and

•	there are no arrearages in payment of the minimum quarterly distributions on the common units.
Incentive distribution rights (“IDRs”). The General Partner owns all of the Partnership’s IDRs, which will entitle it to increasing percentages, up to a maximum of 50.0% of the cash the Partnership distributes in excess of $0.43125 per unit per quarter. The maximum distribution of 50.0% does not include any distributions that Oasis Petroleum may receive on common units or subordinated units that it owns.
Percentage allocations of available cash from operating surplus. For any quarter in which the Partnership has distributed cash from operating surplus to the common and subordinated unitholders in an amount equal to the minimum distribution, the Partnership will distribute any additional available cash from operating surplus for that quarter among the unitholders and the incentive distribution rights holders in the following manner:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Per Unit	Unitholders	IDR Holders
Minimum Quarterly Distribution	up to $0.3750	100%	—%
First Target Distribution	above $0.3750 up to $0.4313	100%	—%
Second Target Distribution	above $0.4313 up to $0.4688	85%	15%
Third Target Distribution	above $0.4688 up to $0.5625	75%	25%
Thereafter	above $0.5625	50%	50%

11. Earnings Per Limited Partner Unit
Earnings per unit applicable to common and subordinated unitholders is computed by dividing the respective limited partners’ interest in earnings for the period subsequent to the Offering by the weighted-average number of common units and subordinated units outstanding for the period. The common and subordinated unitholders represent an aggregate 100% limited partner interest in the Partnership. Because the Partnership has more than one class of participating securities, the Partnership uses the two-class method when calculating the earnings per unit applicable to limited partners. The classes of participating securities include common units and subordinated units.

Pursuant to the partnership agreement, to the extent that the quarterly distributions exceed certain target levels, Oasis Petroleum is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to Oasis Petroleum than to the holders of common units and subordinated units.
The Partnership’s calculation of earnings per common and subordinated units is as follows:

	Common Units - Public	Common Units - Oasis Petroleum	Subordinated Units - Oasis Petroleum	Total
	(In thousands, except unit and per unit data)
Period subsequent to the Offering
Distributions declared (1)	$—	$—	$—	$—
Income in excess of distribution	150	102	274	526
Earnings attributable to Oasis Midstream Partners LP	$150	$102	$274	$526
Weighted average units outstanding:
Basic	7,500,000	5,125,000	13,750,000	26,375,000
Diluted	7,500,055	5,125,000	13,750,000	26,375,055
Earnings per limited partner unit
Basic	$0.02	$0.02	$0.02	$0.02
Diluted	0.02	0.02	0.02	0.02
Anti-dilutive restricted units	11,711	—	—	11,711

(1)
No distribution was declared for the 6-day period ended September 30, 2017. The distribution for the quarter ending December 31, 2017 will be adjusted to include an amount that covers the period from the closing of the Offering through September 30, 2017, based on the actual number of days in that period.

12. Subsequent Events
LTIP phantom unit grant. On October 19, 2017 (the “Grant Date”), the Partnership granted awards under its LTIP of 101,500 phantom units (collectively the “Phantom Units” and each a “Phantom Unit”) to certain employees of Oasis Petroleum. Each Phantom Unit represents the right to receive, upon vesting of the award, a cash payment equal to the fair market value of one OMP common unit on the day prior to the date it vests (the “Vesting Date”). Award recipients are also entitled to Distribution Equivalent Rights (a “DER”) with respect to each Phantom Unit received. Each DER represents the right to receive, upon vesting of the award, a cash payment equal to the value of the distributions paid on one OMP common unit between the Grant Date and the applicable Vesting Date. Each award of Phantom Units vests in equal amounts each year over a three-year period. Oasis Petroleum will reimburse the Partnership for the costs of the Phantom Units.
Assignment of contract for construction of natural gas processing plant. On November 6, 2017, OMS agreed to assign to Bighorn DevCo LLC, an indirect, wholly-owned subsidiary of the Partnership, the construction of a second gas processing plant to support Oasis Petroleum’s production. Pursuant to this assignment, Bighorn DevCo has agreed to assume (i) a fixed price agreement for engineering, procurement and construction of a 200 million standard cubic feet per day natural gas processing plant (the “EPC Agreement” and “Gas Plant II,” respectively), (ii) title to Gas Plant II and the ancillary equipment being constructed under the EPC Agreement, and (iii) a master service agreement and work orders pursuant to which the contractor has agreed to provide mechanical refrigeration units to support Gas Plant II’s operation. In addition, the Partnership has agreed to reimburse OMS for all capital expenditures previously made under the EPC Agreement or otherwise in respect of Gas Plant II. Finally, the Gas Gathering, Compression, Processing, and Gas Lift Agreement by and among Oasis Petroleum North America LLC, Oasis Petroleum Marketing LLC, Oasis Midstream Services LLC, and the Partnership, dated as of September 25, 2017, was amended to reflect the Gas Plant II’s additional processing capacity. The Partnership currently estimates that it will reimburse OMS approximately $66.7 million in connection with Gas Plant II and that its total expenditures for the Gas Plant II project will be approximately $140.0 million. The Partnership expects to fund such amounts with borrowings under its Revolving Credit Facility.
Amendment to limited liability company agreements of Beartooth DevCo and Bobcat DevCo. On November 6, 2017, in connection with the amendment of OPNA’s Second Amended and Restated Credit Agreement (the “OPNA Agreement”), OMS, in its capacity as the majority owner of each of Beartooth DevCo and Bobcat DevCo, entered into Undertaking Agreements with Wells Fargo Bank, N.A., as administrative agent for the lenders under the OPNA Agreement, pursuant to which OMS agreed to limitations on the activities of Beartooth DevCo and Bobcat DevCo. In connection with the foregoing, the Amended and Restated Limited Liability Company Agreements of each of Bobcat DevCo and Beartooth DevCo were amended to modify those matters that require the unanimous consent of all of the members of Bobcat DevCo or Beartooth DevCo, as applicable, to include (i) incurring debt, subject to permitted exceptions; (ii) creating any liens on any of the assets of Bobcat DevCo or Beartooth DevCo, as applicable, subject to permitted exceptions; (iii) making investments, loans and advances to other persons, or acquiring the business or assets of another person, subject to permitted exceptions; (iv) entering into any agreement that restricts or prohibits the granting of any lien on any property of Bobcat DevCo or Beartooth DevCo, as applicable; (v) entering into any transaction with any affiliate; (vi) forming any subsidiary; (vii) transferring any property having a fair market value of $5.0 million or greater; or (viii) entering into any swap or similar derivative transaction.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of our predecessor (“Predecessor”) included in the Registration Statement on Form S-1, as amended, filed with the SEC and declared effective on September 20, 2017, as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Our Predecessor financial statements include 100% of the operations of Oasis Midstream Services LLC (“OMS”), reflecting the historical ownership of these assets by Oasis Petroleum. This Quarterly Report on Form 10-Q includes the assets, liabilities and results of operations of our Predecessor for periods prior to September 25, 2017, the date on which we completed the initial public offering (the “Offering”). Our future results of operations may not be comparable to our Predecessor’s historical results of operations. Please read “Items Affecting Comparability of Our Financial Condition and Results of Operations.”
Unless the context otherwise requires, references in this section to “we,” “us,” “our” or like terms, when used in a historical context, refer to our Predecessor and, when used in the present tense or future tense, these terms refer to Oasis Midstream Partners LP and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition or provide forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” “continue” and other similar expressions are used to identify forward-looking statements.
Forward-looking statements can be affected by the assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed below and detailed under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Actual results may vary materially. Although forward-looking statements reflect our good faith beliefs at the time they are made, you are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and you should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	an inability of Oasis Petroleum or our other future customers to meet their drilling and development plans on a timely basis or at all;

•	the execution of our business strategies;

•	the demand for and price of oil and natural gas, on an absolute basis and in comparison to the price of alternative and competing fuels;

•	the fees we charge, and the margins we realize, from our midstream services;

•	the cost of achieving organic growth in current and new markets;

•	our ability to make acquisitions of other midstream infrastructure assets or other assets that complement or diversify our operations;

•	our ability to make acquisitions of other assets on economically acceptable terms from Oasis Petroleum;

•	the lack of asset and geographic diversification;

•	the suspension, reduction or termination of our commercial agreements with Oasis Petroleum;

•	labor relations and government regulations;

•	competition and actions taken by third-party producers, operators, processors and transporters;

•	pending legal or environmental matters;

•	the demand for, and the costs of developing and conducting, our midstream infrastructure services;

•	general economic conditions;

•	the price and availability of debt and equity financing;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	changes in our tax status; and

•	uncertainty regarding our future operating results.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by securities law. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Some of the key factors which could cause actual results to vary from our expectations include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in projecting future throughput volumes, cash flow and access to capital, the timing of development expenditures and the other risks described under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
Overview
We are a growth-oriented, fee-based master limited partnership formed by our sponsor, Oasis Petroleum Inc. (NYSE: OAS) (“Oasis Petroleum”), to own, develop, operate and acquire a diversified portfolio of midstream assets in North America that are integral to the oil and natural gas operations of Oasis Petroleum and are strategically positioned to capture volumes from other producers. Our current midstream operations are performed exclusively within the Williston Basin, one of the most prolific crude oil producing basins in North America. We generate substantially all of our revenues through 15-year, fixed-fee contracts pursuant to which we provide crude oil, natural gas and water-related midstream services for Oasis Petroleum. We expect to grow acquisitively through accretive, dropdown acquisitions, as well as organically as Oasis Petroleum continues to develop its acreage in the Williston Basin. Additionally, we expect to grow by offering our services to third parties and through acquisitions of midstream assets from third parties.
We operate in two primary areas with developed midstream infrastructure, both of which are supported by significant acreage dedications from Oasis Petroleum. In Wild Basin, Oasis Petroleum has dedicated to us approximately 65,000 acres, of which approximately 29,000 acres are within Oasis Petroleum’s current gross operated acreage position, and in which we have the right to provide oil, gas and water services to support Oasis Petroleum’s existing and future production. Outside of the Wild Basin, Oasis Petroleum has dedicated to us approximately 581,000 acres for produced and flowback water services, of which approximately 299,000 acres are within Oasis Petroleum’s current gross operated acreage.
We conduct our business through our ownership of development companies (“DevCos”), two of which are jointly-owned with Oasis Petroleum. We own a 100%, 10% and 40% equity interest in our DevCos: Bighorn DevCo LLC (“Bighorn DevCo”), Bobcat DevCo LLC (“Bobcat DevCo”) and Beartooth DevCo LLC (“Beartooth DevCo”), respectively. Oasis Petroleum owns a 90% and 60% non-controlling equity interest in Bobcat DevCo and Beartooth DevCo, respectively. In connection with our initial public offering, we entered into 15-year, fixed-fee contracts for natural gas services (gathering, compression, processing and gas lift), crude oil services (gathering, stabilization, blending and storage), produced and flowback water services (gathering and disposal) and freshwater services (fracwater and flushwater supply and distribution) with wholly owned subsidiaries of Oasis Petroleum. At the same time, we became a party to the long-term, FERC-regulated transportation services agreement governing the transportation of crude oil via pipeline from the Wild Basin area to Johnson’s Corner. We generate substantially all of our revenues through these contracts, which minimizes our direct exposure to commodity prices. Furthermore, we generally do not take ownership of the crude oil or natural gas that we handle for our customers, including Oasis Petroleum. We believe our contractual arrangements provide us with stable and predictable cash flows over the long-term. Oasis Petroleum has also granted us a right of first offer (“ROFO”), which converts into a right of first refusal (“ROFR”) from any successor upon a change of control of Oasis Petroleum, with respect to its retained interests in our DevCos and any other midstream assets that Oasis Petroleum or any Oasis Petroleum successor builds with respect to its current acreage and elects to sell in the future.
Highlights:

•
We completed our initial public offering (the “Offering”) of 8,625,000 common units, which includes 1,125,000 common units issued pursuant to the underwriters’ exercise in full of their option to purchase additional common units on October 10, 2017. This resulted in net proceeds of approximately $137.2 million, after deducting underwriting discounts and structuring fees, of which $131.6 million was distributed to Oasis Petroleum.

•
Net cash provided by operating activities was $29.1 million for the three months ending September 30, 2017. Delivered gross Adjusted EBITDA of $29.6 million for the entire third quarter of 2017. For the six-day post-IPO period from September 25, 2017 to September 30, 2017, generated net Adjusted EBITDA attributable to the Partnership of $0.7 million and Distributable Cash Flow of $0.6 million. For definitions of Adjusted EBITDA and

Distributable Cash Flow and reconciliations of Adjusted EBITDA and Distributable Cash Flow to net income and net cash provided by operating activities, see “Non-GAAP Financial Measures” below.

•
Announced construction of second Wild Basin Gas Plant with total capacity of 200.0 million standard cubic feet per day (“MMscfpd”) to service gas production from Oasis Petroleum’s highly economic inventory.

The following table summarizes the throughput volumes, operating income and depreciation and amortization for our midstream services for the periods presented.

	Three Months Ended September 30,
	2017	2016
	(In thousands, except throughput volumes)
Bighorn DevCo
Crude oil services volumes (Bopd)	35,930	90
Natural gas services volumes (Mscfpd)	60,034	2,420
Operating income (loss)	$4,827	$(1,162)
Depreciation and amortization	1,091	—
Bobcat DevCo
Crude oil services volumes (Bopd)	28,253	—
Natural gas services volumes (Mscfpd)	92,579	21,136
Water services volumes (Bowpd)	30,693	8,798
Operating income	$13,476	$3,847
Depreciation and amortization	1,321	399
Beartooth DevCo
Water services volumes (Bowpd)	98,361	97,207
Operating income	$7,826	$13,154
Depreciation and amortization	1,514	1,279
Net assets excluded from the Offering
Operating income (loss)	$(994)	$686
Depreciation and amortization	221	231
How We Evaluate Our Operations
We use a variety of financial and operating metrics to analyze our operating results and profitability. These metrics are significant factors in assessing our operating results and profitability and include: (i) throughput volumes, (ii) Adjusted EBITDA, (iii) Distributable Cash Flow, (iv) capital expenditures and (v) operating and general and administrative expenses.
Throughput Volumes
The amount of revenue we generate primarily depends on the volumes of crude oil, natural gas and water for which we provide midstream services. By connecting new producing wells to our gathering systems and by increasing capacity on our systems, we are able to increase volumes. Additionally, by performing routine maintenance and monitoring of our infrastructure, we are able to minimize service interruptions on our gathering systems.
Under our commercial agreements with Oasis Petroleum and its wholly owned subsidiaries, we provide (i) gas gathering, compression, processing and gas lift services, with approximately 65,000 dedicated acres in the Wild Basin operating area and firm capacity for gas attributable to such acreage; (ii) crude gathering, stabilization, blending and storage services, with approximately 65,000 dedicated acres in the Wild Basin operating area and firm capacity for crude oil attributable to such acreage; (iii) produced and flowback water gathering and disposal services, with approximately 65,000 dedicated acres in the Wild Basin operating area and firm capacity for produced and flowback water attributable to such acreage; (iv) produced and flowback water gathering and disposal services, with approximately 581,000 dedicated acres that includes the Alger, Cottonwood, Hebron, Indian Hills and Red Bank operating areas; and (v) freshwater supply and distribution services, with approximately 364,000 dedicated acres that includes the Hebron, Indian Hills, Red Bank and Wild Basin operating areas. In addition, the FERC-regulated crude transportation services agreement that we became a party to in connection with the Offering has up to 75,000 barrels per day of operating capacity and firm capacity for committed shippers.
Throughput volumes are affected by changes in the supply of and demand for crude oil and natural gas in the markets served directly or indirectly by our assets. Because the production rate of a well declines over time, we must continually obtain new supplies of crude oil, natural gas and produced and flowback water to maintain or increase the throughput volumes on our midstream systems. Because freshwater supply and distribution services are largely dependent on well completion activities, our ability to provide freshwater supply and distribution services is contingent on our customers drilling and completing new wells in and around our freshwater infrastructure. Our customers’ willingness to engage in new development activity is determined by a number of factors, the most important of which are the prevailing and projected prices of crude oil and natural gas, the cost to drill, complete and operate a well, expected well performance, the availability and cost of capital and environmental and government regulations. We generally expect the level of development activity to positively correlate with long-term trends in commodity prices and similarly, production levels to positively correlate with development activity.
Our ability to maintain or increase existing throughput volumes and obtain new supplies of crude oil, natural gas and produced, flowback and freshwater are impacted by:

•	successful development activity by Oasis Petroleum on our dedicated acreage and our ability to fund the capital costs required to connect our infrastructure assets to new wells;

•	our ability to utilize the remaining uncommitted capacity on, or add additional capacity to, our infrastructure assets;

•	the level of workovers and recompletions of wells on existing pad sites to which our infrastructure assets are connected;

•	our ability to identify and execute organic expansion projects to capture incremental volumes from Oasis Petroleum and third parties;

•	our ability to compete for volumes from successful new wells in the areas in which we operate outside of our dedicated acreage;

•	our ability to provide crude oil, natural gas and water-related midstream services with respect to volumes produced on acreage that has been released from commitments with our competitors; and

•	our ability to obtain financing for acquiring incremental assets in dropdown transactions from Oasis Petroleum.
We actively monitor producer activity in the areas served by our infrastructure assets to identify opportunities to connect new wells to our gathering systems.
Adjusted EBITDA and Distributable Cash Flow
We define Adjusted EBITDA as earnings before interest expense (net of capitalized interest), income taxes, depreciation, amortization, impairment, equity-based compensation expenses and other similar non-cash adjustments. We define Adjusted EBITDA attributable to Oasis Midstream Partners LP as Adjusted EBITDA less Adjusted EBITDA attributable to Oasis Petroleum’s retained interests in our DevCos. We define Distributable Cash Flow as Adjusted EBITDA attributable to Oasis Midstream Partners LP less cash paid for interest and maintenance capital expenditures.
Adjusted EBITDA and Distributable Cash Flow are not presentations made in accordance with GAAP. These non-GAAP supplemental financial measures may be used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

•
our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or, in the case of Adjusted EBITDA, financing methods;

•	the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of Adjusted EBITDA and Distributable Cash Flow provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and Distributable Cash Flow are net income attributable to Oasis Midstream Partners LP and net cash provided by operating activities, respectively. Adjusted EBITDA and Distributable Cash Flow should not be considered as alternatives to GAAP net income, income from operations, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and Distributable Cash Flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Adjusted EBITDA or Distributable Cash Flow should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because Adjusted EBITDA and Distributable Cash Flow may be defined differently by other companies in our industry, our definition of Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. For a further discussion of Adjusted EBITDA and Distributable Cash Flow and reconciliations of Adjusted EBITDA and

Distributable Cash Flow to net income and net cash provided by operating activities, see “Non-GAAP Financial Measures” below.
Capital Expenditures
The midstream energy business is capital intensive; thus, our operations require capital investments to maintain, expand, upgrade or enhance our existing operations. Our capital requirements are categorized as either:
Maintenance Capital Expenditures, which are cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long term, system operating capacity, operating income or revenue. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to maintain equipment reliability, integrity and safety and to comply with environmental laws and regulations. In addition, we designate a portion of our capital expenditures to connect new wells to maintain gathering throughput as maintenance capital expenditures to the extent such capital expenditures are necessary to maintain, over the long term, system operating capacity, operating income or revenue. Cash expenditures made solely for investment purposes will not be considered maintenance capital expenditures; or
Expansion Capital Expenditures, which are cash expenditures to acquire additional interests in our midstream assets and to construct new midstream infrastructure and those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system operating capacity, operating income or revenue. Examples of expansion capital expenditures include the acquisition of additional interests in our DevCos and the construction, development or acquisition of additional midstream assets, in each case, to the extent such capital expenditures are expected to increase, over the long term, system operating capacity, operating income or revenue. In the future, if we make acquisitions that increase system operating capacity, operating income or revenue, the associated capital expenditures may also be considered expansion capital expenditures.
Operating Expenses
We seek to maximize the profitability of our operations by effectively managing operating expenses. Operating expenses are primarily comprised of direct labor, utility costs, insurance premiums, third-party service provider costs, related property taxes and other non-income taxes, purchases of freshwater and expenditures to repair, refurbish and replace facilities and to maintain equipment reliability, integrity and safety.
Operating expenses fluctuate from period to period depending on the mix of activities performed during any specified period and the timing of these expenses. Because many of these expenses are fixed in nature, we expect to lower operating expenses as a percentage of revenue as we add incremental volumes onto our gathering systems. We will seek to manage our operating expenditures by scheduling periodic maintenance on our assets in order to minimize significant variability in these expenditures and their impact on our cash flow.
Items Affecting Comparability of Our Financial Condition and Results of Operations
Our future results of operations may not be comparable to our Predecessor’s historical results of operations for the following reasons:
Revenues. In connection with the Offering, we entered into 15-year contracts for natural gas services (gathering, compression, processing and gas lift), crude oil services (gathering, stabilization, blending and storage), produced and flowback water services (gathering and disposal) and freshwater services (fracwater and flushwater supply and distribution) with Oasis Petroleum and its wholly owned subsidiaries. At the same time, we became a party to the long-term, FERC-regulated transportation services agreement governing the transportation of crude oil via pipeline from the Wild Basin area to Johnson’s Corner. Historically, our Predecessor had provided substantially all of their services to Oasis Petroleum operated wells at prevailing market rates. Following the closing of the Offering, we earn revenues under our long-term, fixed-fee commercial agreements with Oasis Petroleum.
Oasis Petroleum’s retained interests. Our Predecessor’s results of operations included 100% of the revenues and expenses associated with OMS. At the closing of this offering, OMS contributed to us a 100%, 10% and 40% equity interest in Bighorn DevCo, Bobcat DevCo and Beartooth DevCo, respectively. Following the closing of the Offering, we consolidated the financial position and results of operations of our equity interest in Bighorn DevCo under the voting interest consolidation model in accordance with GAAP. We consolidate the financial position and results of operations or our equity interests and Oasis Petroleum’s retained interest in Bobcat DevCo and Beartooth DevCo under the variable interest entity (“VIE”) consolidation model in accordance with GAAP. Oasis Petroleum’s retained portions of these interests are reflected as non-controlling interests in our condensed consolidated financial statements.
Excluded assets. Certain midstream infrastructure assets, liabilities, revenues and expenses included in our Predecessor’s historical financial statements have been excluded from the businesses of the DevCos upon formation.

General and administrative expenses. Our Predecessor’s general and administrative expenses included direct labor and indirect shared service expense allocations for support functions provided by Oasis Petroleum, as Oasis Petroleum provided substantial labor and overhead support for us. These support functions included general and administrative services, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, taxes and engineering. Allocations were based primarily on headcount and direct usage during the respective periods of operations. We believe that these allocations were reasonable and reflected the utilization of services provided and benefits received, but may have differed from the cost that would have been incurred had we operated as a stand-alone entity for the years presented. Following the closing of the Offering, under our services and secondment agreement, Oasis Petroleum charges us a combination of direct and indirect allocated charges for general and administrative services.
Financing. Historically, our Predecessor’s operations and capital expenditure requirements were financed solely with capital contributions from Oasis Petroleum. Our Predecessor recognized interest expense related to its funding activity with Oasis Petroleum based on capital expenditures for the period using the weighted average effective interest rate of Oasis Petroleum’s long-term indebtedness. In connection with the Offering, we entered into a revolving credit facility (the “Revolving Credit Facility”), which provides for an initial aggregate commitment amount of $200.0 million and matures on September 25, 2022. No amounts were drawn under the Revolving Credit Facility during the period ended September 30, 2017.
Income taxes. Our Predecessor determined income tax expense and related deferred tax balance sheet accounts on a separate return method for the periods prior to the Offering. Following the closing of the Offering, we are treated as a partnership for U.S. federal income tax purposes and, therefore, generally are not liable for entity-level federal income taxes.
Results of Operations
Revenues
Our revenues are primarily generated from charging fees for the midstream services we provide. These services include (i) gas gathering, compression, processing and gas lift services, with approximately 65,000 dedicated acres in the Wild Basin operating area and firm capacity for gas attributable to such acreage; (ii) crude gathering, stabilization, blending and storage services, with approximately 65,000 dedicated acres in the Wild Basin operating area and firm capacity for crude oil attributable to such acreage; (iii) produced and flowback water gathering and disposal services, with approximately 65,000 dedicated acres in the Wild Basin operating area and firm capacity for produced and flowback water attributable to such acreage; (iv) produced and flowback water gathering and disposal services, with approximately 581,000 dedicated acres that includes the Alger, Cottonwood, Hebron, Indian Hills and Red Bank operating areas; and (v) freshwater supply and distribution services, with approximately 364,000 dedicated acres that includes the Hebron, Indian Hills, Red Bank and Wild Basin operating areas. In addition, we are party to a FERC-regulated crude transportation services agreement that has up to 75,000 barrels per day of operating capacity and firm capacity for committed shippers.
The following table summarizes our revenues for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Operating results	(In thousands)
Revenues
Midstream services for Oasis	$47,002	$29,062	$17,940	$123,777	$87,691	$36,086
Midstream services for third parties	379	215	164	1,556	339	1,217
Total revenues	$47,381	$29,277	$18,104	$125,333	$88,030	$37,303
Three months ended September 30, 2017 as compared to three months ended September 30, 2016
Total midstream revenues increased $18.1 million to $47.4 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This increase was driven by a $14.3 million increase related to higher natural gas volumes gathered and processed coupled with a $5.8 million increase related to higher oil volumes gathered and transported as a result of the start up of our natural gas processing plant and our oil gathering system in the second half of 2016, respectively, coupled with a $1.7 million increase in freshwater sales. These increases were offset by a decrease of $3.5 million related to lower produced and flowback water revenues, driven by lower produced and flowback water gathering and injection rates, partially offset by increased produced and flowback water volumes.
Nine months ended September 30, 2017 as compared to nine months ended September 30, 2016

Total midstream revenues increased $37.3 million to $125.3 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase was driven by a $40.7 million increase related to higher natural gas volumes gathered and processed coupled with a $14.6 million increase related to higher oil volumes gathered, stored and transported as a result of the start up of our natural gas processing plant and our oil gathering system in the second half of 2016, respectively. These increases were offset by a decrease of $15.4 million related to lower produced and flowback water revenues and $2.4 million related to lower freshwater sales. The $15.4 million decrease related to lower produced and flowback water revenues is driven by lower produced and flowback water gathering and injection rates, partially offset by increased produced and flowback water volumes.
Expenses and other income
The following table summarizes our operating expenses and other income and expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(In thousands)
Operating expenses
Direct operating	$13,015	$7,806	$5,209	$31,108	$21,898	$9,210
Depreciation and amortization	4,147	1,909	2,238	11,359	5,325	6,034
General and administrative	5,084	3,037	2,047	13,868	9,009	4,859
Total operating expenses	22,246	12,752	9,494	56,335	36,232	20,103
Operating income	25,135	16,525	8,610	68,998	51,798	17,200
Other income (expense)
Interest expense, net of capitalized interest	(2,733)	(2,128)	(605)	(6,965)	(3,950)	(3,015)
Other income (expense)	5	(460)	465	7	(462)	469
Total other income (expense)	(2,728)	(2,588)	(140)	(6,958)	(4,412)	(2,546)
Income before income taxes	22,407	13,937	8,470	62,040	47,386	14,654
Income tax expense	7,898	5,444	2,454	22,858	18,226	4,632
Net income	14,509	$8,493	6,016	39,182	$29,160	10,022
Less: Net Income Prior to the Offering	12,904		12,904	37,577		37,577
Net Income Subsequent to the Offering	1,605		1,605	1,605		1,605
Less: Net Income Attributable to Non-controlling Interests Subsequent to the Offering	1,079		1,079	1,079		1,079
Net Income Attributable to Oasis Midstream Partners LP	$526		$526	$526		$526
Three months ended September 30, 2017 as compared to three months ended September 30, 2016
Direct operating expenses. The $5.2 million increase for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was primarily driven by a $2.6 million increase related to the start up of our natural gas processing plant, oil gathering system and additional infrastructure in the second half of 2016, coupled with a $1.6 million increase in freshwater purchases and freshwater operating expenses as a result of additional infrastructure during 2017.
Depreciation and amortization. Depreciation and amortization expense increased $2.2 million to $4.1 million for the three months ended September 30, 2017 as compared to three months ended September 30, 2016, primarily as a result of additional assets placed into service, including our natural gas processing plant in the third quarter of 2016.
General and administrative (“G&A”) expenses. G&A expenses include direct labor and allocated costs of overhead support provided by Oasis Petroleum, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, taxes and engineering. The increase of $2.0 million in our G&A expenses for the three months ended September 30, 2017 as compared to three months ended September 30, 2016 was primarily a result of increased employee compensation as a result of organizational growth due to the start up of our natural gas processing plant in the third quarter of 2016.
Interest expense. No amounts were outstanding under our Revolving Credit Facility for the period subsequent to the Offering. The unused portion of our Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.50%, for which we incurred an immaterial charge for the three months ended September 30, 2017. Interest expense, net of capitalized interest, allocated to the Predecessor for the period prior to the Offering, increased $0.6 million for the three months ended September 30, 2017 as compared to three months ended September 30, 2016, primarily due to higher funding activity from Oasis Petroleum for capital expenditures during the period. Subsequent to the Offering, the Partnership will only incur interest expense related to its Revolving Credit Facility, as Oasis Petroleum will no longer be funding the Partnership or allocating interest expense.
Income tax expense. The Partnership is not a taxable entity for U.S. federal income tax purposes and taxes are generally borne by our partners through the allocation of taxable income. The provision for income taxes for the period prior to the Offering recorded by the Predecessor was determined as if the Predecessor was a stand-alone taxpayer for the period prior to the Offering. Income tax expense for the three months ended September 30, 2017 and 2016 was recorded at 35.2% and 39.1% of pre-tax net income, respectively.
Nine months ended September 30, 2017 as compared to nine months ended September 30, 2016
Direct operating expenses. The $9.2 million increase for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily driven by a $10.0 million increase related to the start up of our natural gas processing plant, oil gathering system and additional infrastructure in the second half of 2016. These increases were offset by a decrease of $1.8 million primarily related to lower freshwater purchases period over period.
Depreciation and amortization. Depreciation and amortization expense increased $6.0 million to $11.4 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily as a result of additional assets placed into service, including our natural gas processing plant in the third quarter of 2016.
General and administrative (“G&A”) expenses. G&A expenses include direct labor and allocated costs of overhead support provided by Oasis Petroleum, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, taxes and engineering. The increase of $4.9 million in our G&A expenses for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily a result of increased employee compensation expense due to our organizational growth due to the start up of our natural gas processing plant in the third quarter of 2016.
Interest expense. No amounts were outstanding under our Revolving Credit Facility for the period subsequent to the Offering on September 25, 2017 to September 30, 2017. The unused portion of our Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.50%, for which we incurred an immaterial charge for the nine months ended September 30, 2017. Interest expense, net of capitalized interest, allocated to the Predecessor for the period prior to the Offering, increased $3.0 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to higher funding activity from Oasis Petroleum for capital expenditures during the period. Subsequent to the Offering, the Partnership will only incur interest expense related to its Revolving Credit Facility, as Oasis Petroleum will no longer be funding the Partnership or allocating interest expense.
Income tax expense. The Partnership is not a taxable entity for U.S. federal income tax purposes and taxes are generally borne by our partners through the allocation of taxable income. The provision for income taxes for the period prior to the Offering recorded by the Predecessor was determined as if the Predecessor was a stand-alone taxpayer for the period prior to the Offering. Income tax expense for the nine months ended September 30, 2017 and 2016 was recorded at 36.8% and 38.5% of pre-tax net income, respectively.
Liquidity and Capital Resources
Our primary sources of liquidity include proceeds from our Offering, cash generated from operations and borrowings under our Revolving Credit Facility. We believe cash generated from these sources will be sufficient to meet our short-term working capital needs, long-term capital expenditure requirements and quarterly cash distributions. As a result, we expect to fund future expansion capital expenditures and acquisitions primarily from a combination of borrowings under our Revolving Credit Facility and, if necessary, the issuance of additional equity or debt securities. We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our unitholders will be funded from cash flows internally generated from our operations.
Our cash flows for the nine months ended September 30, 2017 and 2016 are presented below:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$71,569	$56,321
Net cash used in investing activities	(136,861)	(122,427)
Net cash provided by financing activities	65,292	66,106
Increase (decrease) in cash and cash equivalents	$—	$—
Cash flows provided by operating activities
Net cash provided by operating activities was $71.6 million and $56.3 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in cash flows from operating activities for the nine months ended September 30, 2017 as compared to 2016 was primarily due to higher natural gas volumes gathered and processed and higher oil volumes gathered, stabilized and transported as a result of the start up of our natural gas processing plant and our oil gathering system, respectively, in the second half of 2016.
Cash flows used in investing activities
Net cash used in investing activities was $136.9 million and $122.4 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in net cash used in investing activities for the nine months ended September 30, 2017 as compared to 2016 was attributable to the development of additional infrastructure in Wild Basin, coupled with the acquisition of certain midstream assets in the second quarter of 2017.
Our capital expenditures are summarized in the following table:

	Three Months Ended			Nine Months Ended September 30, 2017
	March 31, 2017	June 30, 2017	September 30, 2017
	(In thousands)
Capital expenditures:
Maintenance capital expenditures	$1,255	$5,375	$2,949	$9,579
Expansion capital expenditures	11,443	45,178	31,866	88,487
Total capital expenditures(1)	$12,698	$50,553	$34,815	$98,066
___________________
(1) Capital expenditures in the table above differ from the amounts shown in the statement of cash flows in our condensed consolidated financial statements because amounts reflected in the table above include capital expenditures for assets included in our DevCos for the periods presented, while the amounts presented in the statement of cash flows in our condensed consolidated financial statements include capital expenditures of our Predecessor, which includes certain excluded assets, for the period prior to the Offering on September 25, 2017. In addition, amounts reflected in the table above include changes in accrued liabilities from the previous reporting period for capital expenditures, while amounts presented in the statement of cash flows are presented on a cash basis.
Cash flows provided by financing activities
For the nine months ended September 30, 2017 and 2016, net cash provided by financing activities was $65.3 million and $66.1 million, respectively.
Initial public offering. On September 25, 2017, we completed our Offering of 7,500,000 common units representing limited partner interests in the Partnership. The Partnership received net proceeds from the Offering of approximately $115.8 million after deducting underwriting discounts, structuring fees and estimated offering expenses. The Partnership also granted the underwriters an option for a period of 30 days to purchase up to an additional 1,125,000 common units, which was exercised on October 10, 2017, resulting in additional net proceeds of approximately $17.9 million after deducting underwriting discounts and structuring fees. Our common units are traded on the New York Stock Exchange under the symbol OMP.
Revolving Credit Facility. On September 25, 2017, the Partnership entered into a Revolving Credit Facility which provides for an initial aggregate commitment amount of $200.0 million, which the Partnership may request to be increased to up to $400.0 million, subject to certain conditions. The Revolving Credit Facility provides for a letter of credit sublimit of $10.0 million and a swingline loans sublimit of $10.0 million. No amounts were drawn under the Revolving Credit Facility during the period subsequent to the Offering ended September 30, 2017. The Revolving Credit Facility matures on September 25, 2022.

Principal amounts borrowed are payable on the maturity date and interest is payable quarterly for ABR Loans (as defined in the Credit Agreement) and at the end of the applicable interest period for Eurodollar Loans (as defined in the Credit Agreement). Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) or (ii) with respect to ABR Loans, the greatest of (A) the Prime Rate in effect on such day, (B) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (C) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the Credit Agreement). The applicable margin for borrowings under the Revolving Credit Facility is based on the Partnership’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.50%.
The Revolving Credit Facility is secured by mortgages and other security interests on substantially all of the Partnership’s and its subsidiaries’ properties and assets, including the equity interests in all present and future subsidiaries (subject to certain exceptions).
The Revolving Credit Facility provides for customary representations, warranties and covenants, including, among other things, covenants relating to financial and collateral reporting, notices of material events, maintenance of the existence of the business and its properties, payment of obligations, the Partnership’s ability to enter into certain hedging agreements, limitations on the Partnership’s ability to sell or acquire properties and limitations on indebtedness and liens, dividends and distributions, transactions with affiliates and certain fundamental transactions.
The Revolving Credit Facility also requires the Partnership to maintain the following financial covenants (which are described in more detail in the Credit Agreement):

•
Consolidated Total Leverage Ratio: Prior to the date on which one or more of the credit parties have issued an aggregate principal amount of at least $150.0 million of senior notes (as permitted under the Revolving Credit Facility) (such date the “Covenant Changeover Date”) and commencing with the fiscal quarter ending December 31, 2017, the Partnership and OMP Operating’s ratio of Total Debt to EBITDA (each as defined in the Credit Agreement) on a quarterly basis may not exceed 4.50 to 1.00 (or during an Acquisition Period (as defined in the Credit Agreement), 5.00 to 1.00). On a quarterly basis following the Covenant Changeover Date, the Partnership and OMP Operating’s ratio of Total Debt to EBITDA may not exceed 5.25 to 1.00.

•
Consolidated Senior Secured Leverage Ratio: On a quarterly basis following the Covenant Changeover Date, the Partnership and OMP Operating’s ratio of Consolidated Senior Secured Funded Debt to EBITDA (each as defined in the Credit Agreement) may not exceed 3.75 to 1.00.

•
Consolidated Interest Coverage Ratio: On a quarterly basis prior to the Covenant Changeover Date and commencing with the fiscal quarter ending December 31, 2017, the Partnership and OMP Operating’s ratio of EBITDA to Consolidated Interest Expense (each as defined in the Credit Agreement) may not be less than 3.00 to 1.00 and on a quarterly basis following the Covenant Changeover Date, the Partnership and OMP Operating’s ratio of EBITDA to Consolidated Interest Expense may not be less than 2.50 to 1.00.

The Partnership was in compliance with the financial covenants of the Revolving Credit Facility at September 30, 2017.
Non-GAAP Financial Measures
Cash Interest, Adjusted EBITDA and Distributable Cash Flow are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. These non-GAAP financial measures should not be considered in isolation or as a substitute for interest expense, net income (loss), operating income (loss), net cash provided by (used in) operating activities or any other measures prepared under GAAP. Because Cash Interest, Adjusted EBITDA and Distributable Cash Flow exclude some but not all items that affect interest expense, net income and net cash provided by operating activities and may vary among companies, the amounts presented may not be comparable to similar metrics of other companies.
Cash Interest
We define Cash Interest as interest expense plus capitalized interest less amortization of deferred financing costs included in interest expense. Cash Interest is not a measure of interest expense as determined by GAAP. Management believes that the presentation of Cash Interest provides useful additional information to investors and analysts for assessing the interest charges incurred on our debt, excluding non-cash amortization, and our ability to maintain compliance with our debt covenants.
The following table presents a reconciliation of the GAAP financial measure of interest expense to the non-GAAP financial measure of Cash Interest for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Interest expense	$2,733	$2,128	$6,965	$3,950
Capitalized interest(1)	436	1,181	658	4,130
Amortization of deferred financing costs(2)	(7)	—	(7)	—
Cash Interest	3,162	$3,309	7,616	$8,080
Less: Cash Interest prior to the Offering	3,149		7,603
Cash Interest attributable to Oasis Midstream Partners LP	$13		$13
___________________
(1) Represents capitalized interest allocated to the Predecessor prior to the Offering. No capitalized interest was recorded by the Partnership subsequent to the Offering, as no amounts were drawn under the Revolving Credit Facility. See Note 6 to our unaudited condensed consolidated financial statements for a description of our long-term debt.
(2) Represents the amortization of deferred financing costs on the Partnership’s Revolving Credit Facility subsequent to the Offering. No amounts of deferred financing costs were recorded and amortized by the Predecessor prior to the Offering. See Note 6 to our unaudited condensed consolidated financial statements for a description of our long-term debt.
Adjusted EBITDA
We define Adjusted EBITDA as earnings before interest expense (net of capitalized interest), income taxes, depreciation, amortization, equity-based compensation expenses and other similar non-cash adjustments. Adjusted EBITDA should not be considered an alternative to net income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Management believes that the presentation of Adjusted EBITDA provides information useful to investors and analysts for assessing our results of operations, financial performance and our ability to generate cash from our business operations without regard to our financing methods or capital structure coupled with our ability to maintain compliance with our debt covenants. The GAAP measures most directly comparable to Adjusted EBITDA are net income and net cash provided by operating activities, respectively.
Distributable Cash Flow
We define Distributable Cash Flow as Adjusted EBITDA attributable to Oasis Midstream Partners LP less Cash Interest attributable to Oasis Midstream Partners LP and maintenance capital expenditures attributable to Oasis Midstream Partners LP. Distributable Cash Flow should not be considered an alternative to net income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Management believes that the presentation of Distributable Cash Flow provides information useful to investors and analysts for assessing our results of operations, financial performance and our ability to generate cash from our business operations without regard to our financing methods or capital structure, coupled with our ability to make distributions to our unitholders. The GAAP measures most directly comparable to Distributable Cash Flow are net income and net cash provided by operating activities, respectively.
The following table presents reconciliations of the GAAP financial measures of net income and net cash provided by operating activities to the non-GAAP financial measure of Adjusted EBITDA and Distributable Cash Flow for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$14,509	$8,493	$39,182	$29,160
Income tax expense	7,898	5,444	22,858	18,226
Depreciation and amortization	4,147	1,909	11,359	5,325
Interest expense, net of capitalized interest	2,733	2,128	6,965	3,950
Other non-cash adjustments	286	218	999	661
Adjusted EBITDA	29,573	$18,192	81,363	$57,322
Less: Adjusted EBITDA prior to the Offering	27,694		79,484
Adjusted EBITDA subsequent to the Offering	1,879		1,879
Less: Adjusted EBITDA attributable to non-controlling interests	1,214		1,214
Adjusted EBITDA attributable to Oasis Midstream Partners LP	665		665
Cash Interest attributable to Oasis Midstream Partners LP	13		13
Maintenance capital expenditures	84		84
Distributable Cash Flow attributable to Oasis Midstream Partners LP	$568		$568

Net cash provided by operating activities	$29,093	$18,547	$71,569	$56,321
Current tax expense	6,042	4,761	17,618	15,741
Interest expense, net of capitalized interest	2,733	2,128	6,965	3,950
Changes in working capital	(8,288)	(7,244)	(14,782)	(18,690)
Other non-cash adjustments	(7)	—	(7)	—
Adjusted EBITDA	29,573	$18,192	81,363	$57,322
Less: Adjusted EBITDA prior to the Offering	27,694		79,484
Adjusted EBITDA subsequent to the Offering	1,879		1,879
Less: Adjusted EBITDA attributable to non-controlling interests	1,214		1,214
Adjusted EBITDA attributable to Oasis Midstream Partners LP	665		665
Cash Interest attributable to Oasis Midstream Partners LP	13		13
Maintenance capital expenditures	84		84
Distributable Cash Flow attributable to Oasis Midstream Partners LP	$568		$568

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Registration Statement on Form S-1, as amended, filed with the SEC and declared effective on September 20, 2017. See Note 2 to our unaudited condensed consolidated financial statements for accounting policies and estimates made by management.
Item 3. — Quantitative and Qualitative Disclosures About Market Risk
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in commodity prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.
Commodity price risk. We have limited direct exposure to risks associated with fluctuating commodity prices due to the nature of our business and our long-term, fixed-fee arrangements with Oasis Petroleum. However, to the extent that our future contractual arrangements with Oasis Petroleum or third parties do not provide for fixed-fee structures, we may become subject to commodity price risk. Additionally, as substantially all of our revenues are derived from Oasis Petroleum, we will be indirectly subject to risks associated with fluctuating commodity prices to the extent that lower commodity prices adversely affect Oasis Petroleum’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows.
Interest rate risk. On September 25, 2017, the Partnership entered into a Revolving Credit Facility, which provides for an initial aggregate commitment amount of $200.0 million. At September 30, 2017, no amounts were outstanding under the Revolving Credit Facility. We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in efforts to reduce interest rate expense related to debt issued under our Revolving Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at September 30, 2017.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. — Legal Proceedings
Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, except as disclosed below, we are not currently subject to any potentially material litigation.
We maintain insurance policies with insurers in amounts and with coverage and deductibles that we, with the advice of our insurance advisors and brokers, believe are reasonable and prudent. We cannot, however, assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.
Mirada litigation. On March 23, 2017, Mirada filed a lawsuit against Oasis Petroleum, OPNA, and OMS, seeking monetary damages in excess of $100.0 million, declaratory relief, attorneys’ fees and costs (Mirada Energy, LLC, et al. v. Oasis Petroleum North America LLC, et al.; in the 334th Judicial District Court of Harris County, Texas; Case Number 2017-19911). Mirada asserts that it is a working interest owner in certain acreage owned and operated by Oasis Petroleum in Wild Basin. Specifically, Mirada asserts that Oasis Petroleum has breached certain agreements by: (1) failing to allow Mirada to participate in Oasis Petroleum’s midstream operations in Wild Basin; (2) refusing to provide Mirada with information that Mirada contends is required under certain agreements and failing to provide information in a timely fashion; (3) failing to consult with Mirada and failing to obtain Mirada’s consent prior to drilling more than one well at a time in Wild Basin; and (4) by overstating the estimated costs of proposed well operations in Wild Basin. Mirada seeks a declaratory judgment that OPNA be removed as operator in Wild Basin at Mirada’s election and that Mirada be allowed to elect a new operator; that certain agreements apply to Oasis Petroleum and Mirada and Wild Basin with respect to this dispute; that Oasis Petroleum be required to provide all information within its possession regarding proposed or ongoing operations in Wild Basin; and that OPNA not be permitted to drill, or propose to drill, more than one well at a time in Wild Basin without obtaining Mirada’s consent. Mirada also seeks a declaratory judgment with respect to Oasis Petroleum’s current midstream operations in Wild Basin. Specifically, Mirada seeks a declaratory judgment that Mirada has a right to participate in Oasis Petroleum’s Wild Basin midstream operations, consisting of produced water disposal, crude oil gathering and gas gathering and processing; that, upon Mirada’s election to participate, Mirada is obligated to pay its proportionate costs of Oasis Petroleum’s midstream operations in Wild Basin; and that Mirada would then be entitled to receive a share of revenues from the midstream operations and would not be charged any amount for its use of these facilities for production from the “Contract Area.”
On June 30, 2017, Mirada amended its original petition to add a claim that Oasis Petroleum has breached certain agreements by charging Mirada for midstream services provided by its affiliates and to seek a declaratory judgment that Mirada is entitled to be paid its share of total proceeds from the sale of hydrocarbons received by OPNA or any affiliate of OPNA without deductions for midstream services provided by OPNA or its affiliates. Mirada may further amend its petition from time to time to assert additional claims as well as defendants.
Oasis Petroleum believes that Mirada’s claims are without merit, that Oasis Petroleum has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements which do not apply to Oasis Petroleum. Oasis Petroleum filed an answer denying Mirada’s claims on April 21, 2017, and intends to vigorously defend against Mirada’s claims and, to the extent we are made a party to the suit, we intend to vigorously defend ourselves against such claims. Discovery is ongoing, and trial is currently scheduled for July 2018. However, neither we nor Oasis Petroleum can predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to our or Oasis Petroleum’s interests, or if we or Oasis Petroleum were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on our business, results of operations and financial condition. Such an adverse determination could materially impact Oasis Petroleum’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in Oasis Petroleum’s midstream operations could materially reduce the interests of Oasis Petroleum and us in our current assets and future midstream opportunities and related revenues in Wild Basin. Under the Omnibus Agreement the Partnership entered into with Oasis Petroleum in connection with the closing of the Offering, Oasis Petroleum agreed to indemnify the Partnership for any losses resulting from this litigation. However, the Partnership cannot guarantee that such indemnity will fully protect the Partnership from the adverse consequences of any adverse ruling.
Item 1A. — Risk Factors
There have been no material changes to our risk factors from those disclosed in the section “Risk Factors” in our prospectus filed with the SEC on September 22, 2017 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
On September 20, 2017, the Partnership’s Registration Statement on Form S-1 (SEC Registration No. 333-217976), as amended and filed with the SEC, relating to the Offering, became effective. Morgan Stanley & Co. LLC served as sole representative of the several underwriters for the Offering. On September 25, 2017, the Partnership closed its firm commitment underwritten initial public offering of 7,500,000 common units representing limited partner interests in us at a price to the public of $17.00 per common unit. The Partnership granted the underwriters a 30-day option to purchase up to an additional 1,125,000 common units, which was exercised in full on October 10, 2017. The use of the proceeds from the Offering, which includes the underwriters exercise of their option in full to purchase 1,125,000 common units, was as follows:

(In thousands)
Proceeds received from sale of common units	$146,625

Use of proceeds
Underwriters' discounts, commissions and structuring fees	$9,454
Expenses and costs of initial public offering	3,475
Revolving Credit Facility origination fees and expenses	2,102
Distribution to Oasis Petroleum	131,594
Total	$146,625

Item 5. — Other Information
Assignment of contract for construction of natural gas processing plant. On November 6, 2017, OMS agreed to assign to Bighorn DevCo LLC, an indirect, wholly-owned subsidiary of the Partnership, the construction of a second gas processing plant to support Oasis Petroleum’s production. Pursuant to this assignment, Bighorn DevCo has agreed to assume (i) a fixed price agreement for engineering, procurement and construction of a 200 million standard cubic feet per day natural gas processing plant (the “EPC Agreement” and “Plant II,” respectively), (ii) title to Plant II and the ancillary equipment being constructed under the EPC Agreement, and (iii) a master service agreement and work orders pursuant to which the contractor has agreed to provide mechanical refrigeration units to support Plant II’s operation. In addition, the Partnership has agreed to reimburse OMS for all capital expenditures previously made under the EPC Agreement or otherwise in respect of Plant II. Finally, the Gas Gathering, Compression, Processing, and Gas Lift Agreement by and among Oasis Petroleum North America LLC, Oasis Petroleum Marketing LLC, Oasis Midstream Services LLC, and the Partnership, dated as of September 25, 2017, was amended to reflect the Plant II’s additional processing capacity. The Partnership currently estimates that it will reimburse OMS approximately $66.7 million in connection with Plant II and that its total expenditures for the Plant II project will be approximately $140.0 million. The Partnership expects to fund such amounts with borrowings under its Revolving Credit Facility.
Amendment to limited liability company agreements of Beartooth DevCo and Bobcat DevCo. On November 6, 2017, in connection with the amendment of OPNA’s Second Amended and Restated Credit Agreement (the “OPNA Agreement”), OMS, in its capacity as the majority owner of each of Beartooth DevCo and Bobcat DevCo, entered into Undertaking Agreements with Wells Fargo Bank, N.A., as administrative agent for the lenders under the OPNA Agreement, pursuant to which OMS agreed to limitations on the activities of Beartooth DevCo and Bobcat DevCo. In connection with the foregoing, the Amended and Restated Limited Liability Company Agreements of each of Bobcat DevCo and Beartooth DevCo were amended to modify those matters that require the unanimous consent of all of the members of Bobcat DevCo or Beartooth DevCo, as applicable, to include (i) incurring debt, subject to permitted exceptions; (ii) creating any liens on any of the assets of Bobcat DevCo or Beartooth DevCo, as applicable, subject to permitted exceptions; (iii) making investments, loans and advances to other persons, or acquiring the business or assets of another person, subject to permitted exceptions; (iv) entering into any agreement that restricts or prohibits the granting of any lien on any property of Bobcat DevCo or Beartooth DevCo, as applicable; (v) entering into any transaction with any affiliate; (vi) forming any subsidiary; (vii) transferring any property having a fair market value of $5.0 million or greater; or (viii) entering into any swap or similar derivative transaction.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

3.1	Certificate of Limited Partnership of Oasis Midstream Partners LP, incorporated herein by reference to Exhibit 3.1 to the Form S-1 filed by the Partnership on May 12, 2017.

3.2	Certificate of Amendment to Certificate of Limited Partnership of Oasis Midstream Partners LP, incorporated herein by reference to Exhibit 3.2 to the Form S-1 filed by the Partnership on May 12, 2017.

3.3
Amended and Restated Agreement of Limited Partnership of Oasis Midstream Partners LP, dated September 25, 2017, by and between OMP GP LLC, as the general partner, and OMS Holdings LLC, as the organizational limited partner, incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Partnership on September 29, 2017.

3.4	Certificate of Formation of OMP GP LLC, incorporated herein by reference to Exhibit 3.4 to the Form S-1 filed by the Partnership on May 12, 2017.

3.5	Certificate of Amendment to Certificate of Formation of OMP GP LLC, incorporated herein by reference to Exhibit 3.5 to the Amendment No. 2 to Form S-1 filed by the Partnership on May 30, 2017.

3.6	Amended and Restated Limited Liability Company Agreement of OMP GP LLC, incorporated herein by reference to Exhibit 3.6 to the Amendment No. 2 to Form S-1 filed by the Partnership on May 30, 2017.

10.1
Contribution Agreement, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, Oasis Petroleum LLC, OMS Holdings LLC, Oasis Midstream Services LLC, OMP GP LLC and OMP Operating LLC, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Partnership on September 29, 2017.

10.2
Omnibus Agreement, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, Oasis Petroleum Inc., Oasis Petroleum LLC, OMS Holdings LLC, Oasis Midstream Services LLC, OMP GP LLC and OMP Operating LLC, incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Partnership on September 29, 2017.

10.3#
Gas Gathering, Compression, Processing and Gas Lift Agreement, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, Oasis Petroleum North America LLC, Oasis Petroleum Marketing LLC and Oasis Midstream Services LLC, incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed by the Partnership on September 29, 2017.

10.4#
Crude Oil Gathering, Stabilization, Blending and Storage Agreement, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, Oasis Petroleum North America LLC, Oasis Petroleum Marketing LLC and Oasis Midstream Services LLC, incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed by the Partnership on September 29, 2017.

10.5#
Produced and Flowback Water Gathering and Disposal Agreement - Wild Basin, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, Oasis Petroleum North America LLC and Oasis Midstream Services LLC, incorporated herein by reference to Exhibit 10.5 to the Form 8-K filed by the Partnership on September 29, 2017.

10.6#
Produced and Flowback Water Gathering and Disposal Agreement - Beartooth Area, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, Oasis Petroleum North America LLC and Oasis Midstream Services LLC, incorporated herein by reference to Exhibit 10.6 to the Form 8-K filed by the Partnership on September 29, 2017.

10.7#
Freshwater Purchase and Sales Agreement, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, Oasis Petroleum North America LLC and Oasis Midstream Services LLC, incorporated herein by reference to Exhibit 10.7 to the Form 8-K filed by the Partnership on September 29, 2017.

10.8#
Amendment #1 and Assignment Agreement, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, Oasis Petroleum Marketing LLC and Oasis Midstream Services LLC, incorporated herein by reference to Exhibit 10.8 to the Form 8-K filed by the Partnership on September 29, 2017.

10.9
Registration Rights Agreement, dated as of September 25, 2017, by and between Oasis Midstream Partners LP and OMS Holdings Inc., incorporated herein by reference to Exhibit 10.9 to the Form 8-K filed by the Partnership on September 29, 2017.

10.10
Revolving Credit Agreement, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, as parent, OMP Operating LLC, as borrower, and Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto, incorporated herein by reference to Exhibit 10.10 to the Form 8-K filed by the Partnership on September 29, 2017.

10.11
Services and Secondment Agreement, dated as of September 25, 2017, by and between Oasis Midstream Partners LP and Oasis Petroleum Inc., incorporated herein by reference to Exhibit 10.11 to the Form 8-K filed by the Partnership on September 29, 2017.

10.12
Amended and Restated Limited Liability Company Agreement of Bighorn DevCo LLC, dated as of September 25, 2017, by and between OMP Operating LLC, as the managing member, and Oasis Midstream Services LLC, as a member, incorporated herein by reference to Exhibit 10.12 to the Form 8-K filed by the Partnership on September 29, 2017.

10.13
Amended and Restated Limited Liability Company Agreement of Bobcat DevCo LLC, dated as of September 25, 2017, by and between OMP Operating LLC, as the managing member, and Oasis Midstream Services LLC, as a member, incorporated herein by reference to Exhibit 10.13 to the Form 8-K filed by the Partnership on September 29, 2017.

10.14
Amended and Restated Limited Liability Company Agreement of Beartooth DevCo LLC, dated as of September 25, 2017, by and between OMP Operating LLC, as the member, and Oasis Midstream Services LLC, as the original member, incorporated herein by reference to Exhibit 10.14 to the Form 8-K filed by the Partnership on September 29, 2017.

10.15†
Indemnification Agreement, dated as of September 25, 2017, by and between Oasis Midstream Partners LP and Thomas B. Nusz, incorporated herein by reference to Exhibit 10.15 to the Form 8-K filed by the Partnership on September 29, 2017.

10.16†
Indemnification Agreement, dated as of September 25, 2017, by and between Oasis Midstream Partners LP and Taylor L. Reid, incorporated herein by reference to Exhibit 10.16 to the Form 8-K filed by the Partnership on September 29, 2017.

10.17†
Indemnification Agreement, dated as of September 25, 2017, by and between Oasis Midstream Partners LP and Michael H. Lou, incorporated herein by reference to Exhibit 10.17 to the Form 8-K filed by the Partnership on September 29, 2017.

10.18†
Indemnification Agreement, dated as of September 25, 2017, by and between Oasis Midstream Partners LP and Richard N. Robuck, incorporated herein by reference to Exhibit 10.18 to the Form 8-K filed by the Partnership on September 29, 2017.

10.19†
Indemnification Agreement, dated as of September 25, 2017, by and between Oasis Midstream Partners LP and Nickolas J. Lorentzatos, incorporated herein by reference to Exhibit 10.19 to the Form 8-K filed by the Partnership on September 29, 2017.

10.20†
Indemnification Agreement, dated as of September 25, 2017, by and between Oasis Midstream Partners LP and Phillip D. Kramer, incorporated herein by reference to Exhibit 10.20 to the Form 8-K filed by the Partnership on September 29, 2017.

10.21†
Indemnification Agreement, dated as of September 25, 2017, by and between Oasis Midstream Partners LP and Matthew D. Fitzgerald, incorporated herein by reference to Exhibit 10.21 to the Form 8-K filed by the Partnership on September 29, 2017.

10.22†	Oasis Midstream Partners LP 2017 Long Term Incentive Plan, incorporated herein by reference to Exhibit 4.4 to the Form S-8 filed by the Partnership on September 25, 2017.

10.23†	Form of Restricted Unit Award Agreement, incorporated herein by reference to Exhibit 4.5 to the Form S-8 filed by the Partnership on September 25, 2017.

10.24†	Form of Restricted Unit Award Grant Notice, incorporated herein by reference to Exhibit 4.6 to the Form S-8 filed by the Partnership on September 25, 2017.

10.25(a)
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Bobcat DevCo LLC, dated as of November 7, 2017, by and between OMP Operating LLC, as the managing member, and Oasis Midstream Services LLC, as a member

10.26(a)
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Beartooth DevCo LLC, dated as of November 7, 2017, by and between OMP Operating LLC, as the managing member, and Oasis Midstream Services LLC, as a member.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Labels Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.
___________________
#     Confidential treatment has been granted for certain portions thereof pursuant to a Confidential Treatment Request filed with the SEC. Such provisions have been filed separately with the SEC.
†     Compensatory plan or arrangement.
(a)     Filed herewith.
(b)     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OASIS MIDSTREAM PARTNERS LP

Date:	November 8, 2017	By:	/s/ Taylor L. Reid
Taylor L. Reid
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Richard N. Robuck
Richard N. Robuck
Senior Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)