Form 10-Q
period 2018-06-30
Oasis Midstream Partners LP
filed 2018-08-07
CIK 1652133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
At August 1, 2018, there were 27,529,026 units representing limited partner interests (consisting of 13,779,026 common units and 13,750,000 subordinated units) outstanding.

2

3

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2018	December 31, 2017
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$2,749	$883
Accounts receivable	2,757	834
Accounts receivable from Oasis Petroleum	54,533	85,818
Prepaid expenses	358	778
Other current assets	92	—
Total current assets	60,489	88,313
Property, plant and equipment	813,881	653,928
Less: accumulated depreciation and amortization	(47,384)	(34,348)
Total property, plant and equipment, net	766,497	619,580
Other assets	1,781	2,013
Total assets	$828,767	$709,906
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,418	$—
Accounts payable to Oasis Petroleum	9,741	11,638
Accrued liabilities	57,887	58,818
Accrued interest payable	105	114
Total current liabilities	71,151	70,570
Long-term debt	165,000	78,000
Asset retirement obligations	1,433	1,316
Total liabilities	237,584	149,886
Commitments and contingencies (Note 9)
Partners’ Equity
Limited Partner
Common units (13,774 units issued and outstanding at June 30, 2018 and 13,762 units issued and outstanding at December 31, 2017)	167,734	167,401
Subordinated units (13,750 units issued and outstanding at June 30, 2018 and December 31, 2017)	79,482	79,173
General Partner	—	—
Total partners’ equity	247,216	246,574
Non-controlling interests	343,967	313,446
Total equity	591,183	560,020
Total liabilities and equity	$828,767	$709,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per unit data)
Revenues
Midstream services for Oasis Petroleum	$64,624	$39,409	$125,737	$76,776
Midstream services for third parties	1,934	904	2,242	1,177
Total revenues	66,558	40,313	127,979	77,953
Operating expenses
Direct operating	16,334	9,070	33,450	18,093
Depreciation and amortization	6,659	3,753	13,023	7,211
General and administrative	5,897	4,388	12,047	8,784
Total operating expenses	28,890	17,211	58,520	34,088
Operating income	37,668	23,102	69,459	43,865
Other income (expense)
Interest expense, net of capitalized interest	(183)	(3,014)	(445)	(4,231)
Other income (expense)	—	4	—	2
Total other income (expense)	(183)	(3,010)	(445)	(4,229)
Income before income taxes	37,485	20,092	69,014	39,636
Income tax expense	—	(7,665)	—	(14,960)
Net income	37,485	$12,427	69,014	$24,676
Less: Net income attributable to non-controlling interests	25,041		46,616
Net income attributable to Oasis Midstream Partners LP	$12,444		$22,398
Earnings per limited partner unit — Basic and Diluted
Common units (Note 12)	$0.45		$0.81
Subordinated units (Note 12)	0.45		0.81
Weighted average number of limited partner units outstanding — Basic
Common units (Note 12)	13,750		13,750
Subordinated units (Note 12)	13,750		13,750
Weighted average number of limited partner units outstanding — Diluted
Common units (Note 12)	13,761		13,761
Subordinated units (Note 12)	13,750		13,750
Cash distributions declared per limited partner unit
Common units	$0.4100		$0.8025
Subordinated units	0.4100		0.8025

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Partnership
	Common Units	Subordinated Units	Non-controlling Interests	Total
	(In thousands)
Balance at December 31, 2017	$167,401	$79,173	$313,446	$560,020
Contributions from non-controlling interests	—	—	39,662	39,662
Distributions to non-controlling interests	—	—	(55,757)	(55,757)
Distributions to unitholders	(10,904)	(10,890)	—	(21,794)
Equity-based compensation	166	—	—	166
Other	(128)	—	—	(128)
Net income	11,199	11,199	46,616	69,014
Balance at June 30, 2018	$167,734	$79,482	$343,967	$591,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$69,014	$24,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,023	7,211
Deferred income taxes	—	3,384
Equity-based compensation expenses	166	713
Deferred financing costs amortization and other	104	—
Working capital changes:
Change in accounts and insurance receivable	29,407	(3,760)
Change in other current assets	(92)	33
Change in prepaid expenses	420	277
Change in other assets	—	(801)
Change in accounts payable and accrued liabilities	4,105	(832)
Change in current income taxes payable	—	11,576
Net cash provided by operating activities	116,147	42,477
Cash flows from investing activities:
Capital expenditures	(154,988)	(71,973)
Acquisitions	—	(7,841)
Net cash used in investing activities	(154,988)	(79,814)
Cash flows from financing activities:
Capital contributions from parent	—	37,337
Capital contributions from non-controlling interests	31,258	—
Distributions to non-controlling interests	(55,757)	—
Distributions to unitholders	(21,794)	—
Proceeds from revolving credit facility	113,000	—
Principal payments on revolving credit facility	(26,000)	—
Net cash provided by financing activities	40,707	37,337
Increase in cash and cash equivalents	1,866	—
Cash:
Beginning of period	883	—
End of period	$2,749	$—
Supplemental non-cash transactions:
Change in accrued capital expenditures	$(3,523)	$(4,766)
Change in asset retirement obligations	118	78
Installment notes from acquisition	—	4,875
Contribution of capital expenditures from non-controlling interests	8,404	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Nature of Operations
Organization. Oasis Midstream Partners LP (the “Partnership” or “Oasis Midstream”) is a growth-oriented, fee-based master limited partnership formed by its sponsor, Oasis Petroleum Inc. (together with its subsidiaries, “Oasis Petroleum”) to own, develop, operate and acquire a diversified portfolio of midstream assets in North America that are integral to the crude oil and natural gas operations of Oasis Petroleum and are strategically positioned to capture volumes from other producers.
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

DevCos	Areas Served	Service Lines	Oasis Midstream Ownership
Bighorn DevCo	Wild Basin	– Gas processing – Crude stabilization – Crude blending – Crude and NGL storage – Crude transportation	100%
Bobcat DevCo	Wild Basin	– Gas gathering – Gas compression – Gas lift – Crude gathering – Produced and flowback water gathering – Produced and flowback water disposal	10%
Beartooth DevCo	Alger Cottonwood Hebron Indian Hills Red Bank Wild Basin	– Produced and flowback water gathering – Produced and flowback water disposal – Freshwater supply and distribution	40%
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
Nature of business. The Partnership operates in two primary areas with developed midstream infrastructure, both of which are supported by significant acreage dedications from Oasis Petroleum. In Wild Basin, Oasis Petroleum has dedicated to the Partnership approximately 65,000 acres, of which approximately 29,000 acres are within Oasis Petroleum’s current gross operated acreage position, and in which the Partnership has the right to provide crude oil, natural gas and produced and flowback water services to support Oasis Petroleum’s existing and future production. Outside of Wild Basin, Oasis Petroleum has dedicated to the Partnership approximately 581,000 acres for produced and flowback water services, of which approximately 299,000 acres are within Oasis Petroleum’s current gross operated acreage, and approximately 364,000 acres for freshwater services, of which approximately 203,000 acres are within Oasis Petroleum’s current gross operated acreage.
The Partnership generates a substantial portion of its revenues through long-term, fee-based contractual arrangements with wholly owned subsidiaries of Oasis Petroleum for midstream services. These services include (i) gas gathering, compression, processing and gas lift services; (ii) crude gathering, stabilization, blending, storage and transportation services; (iii) produced and flowback water gathering and disposal services; and (iv) freshwater supply and distribution services. The revenue earned from these services is generally directly related to the volume of crude oil, natural gas, produced and flowback water and freshwater that flows through Oasis Midstream’s systems, and Oasis Midstream generally does not take ownership of the crude oil or natural gas that it handles for its customers, including Oasis Petroleum.
Predecessor. Prior to the initial public offering on September 25, 2017, Oasis Petroleum’s midstream services were performed by Oasis Midstream Services LLC (“OMS”), which constitutes the predecessor to the Partnership for accounting purposes (the “Predecessor”). The condensed consolidated financial statements include the results of the Predecessor for the periods presented prior to the initial public offering on September 25, 2017. Certain midstream infrastructure assets, liabilities, revenues and expenses included in the Predecessor’s historical financial statements have been excluded from the businesses of the DevCos upon formation. These excluded assets are not included in the condensed consolidated financial statements for the periods presented subsequent to the initial public offering on September 25, 2017. Substantially all of the services of the Predecessor were provided to Oasis Petroleum North America LLC (“OPNA”), a wholly owned subsidiary of Oasis Petroleum that conducts Oasis Petroleum’s crude oil and natural gas exploration and production activities in the Williston Basin. The Predecessor financial statements have been prepared from the separate records maintained by Oasis Petroleum and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods reported.
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
Recent Accounting Pronouncements
Leases. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize lease payment obligations and a corresponding right-of-use asset to be measured at fair value on the balance sheet. ASU 2016-02 also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Also, in January 2018, the FASB issued Accounting Standards Update No. 2018-01, Land easement practical expedient for transition to Topic 842, which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under Topic 840, Leases. The Partnership plans to elect this practical expedient and is currently evaluating the effect that adopting this new lease guidance will have on its financial position, cash flows and results of operations.
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
Crude oil and natural gas revenues. The Partnership is party to certain contracts for natural gas gathering, compression, processing and gas lift services, as well as crude oil gathering, stabilization, blending, storage and transportation. Under these customer contracts, the Partnership has a series of performance obligations to provide daily integrated midstream services on a stand ready basis over a period of time. This represents a single performance obligation since the customer simultaneously receives and consumes the benefits of these services on a daily basis. Satisfaction of the performance obligation is measured as each day of service is completed, which directly corresponds with its right to consideration from the customer. Revenues associated with these contracts are recognized based upon the transaction price at month-end under the right to invoice practical expedient. Payments are due from customers 30 days after receipt of invoice.
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
Disaggregation of revenues
The following table summarizes revenues associated with contracts with customers for crude oil, natural gas and water services for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Crude oil and natural gas services revenue	$32,729	$19,794	$64,142	$37,060
Water services revenue	33,829	20,519	63,837	40,893
Total revenues	$66,558	$40,313	$127,979	$77,953
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
4. Transactions with Affiliates
Revenues. The Partnership generates a substantial portion of its revenues through 15-year, fee-based contractual arrangements with wholly owned subsidiaries of Oasis Petroleum for midstream services. These services include (i) gas gathering, compression, processing and gas lift services; (ii) crude gathering, stabilization, blending, storage and transportation services; (iii) produced and flowback water gathering and disposal services; and (iv) freshwater supply and distribution services. The revenue earned from these services is generally directly related to the volume of crude oil, natural gas, produced and flowback water and freshwater that flows through the Partnership’s systems, and the Partnership generally does not take ownership of the crude oil or natural gas that it handles for its customers, including Oasis Petroleum.
Expenses. Oasis Petroleum provides substantial labor and overhead support for the Partnership. The Partnership is party to a 15-year services and secondment agreement with Oasis Petroleum pursuant to which Oasis Petroleum provides all personnel, equipment, electricity, chemicals and services (including third-party services) required for the Partnership to operate such assets, and the Partnership reimburses Oasis Petroleum for its share of the actual costs of operating such assets (the “Services and Secondment Agreement”). In addition, pursuant to the Services and Secondment Agreement, Oasis Petroleum performs centralized corporate, general and administrative services for the Partnership, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, tax and engineering. Oasis Petroleum has also seconded to the Partnership certain of its employees to operate, construct, manage and maintain its assets, and the Partnership reimburses Oasis Petroleum for direct general and administrative expenses incurred by Oasis Petroleum for the provision of these services. The expenses of executive officers and non-executive employees are allocated to the Partnership based on the amount of time spent managing its business and operations. For the periods prior to the initial public offering, shared services and direct labor were allocated to the Predecessor primarily based on headcount and direct usage during the respective years. Management believes that these allocations are reasonable and reflect the utilization of services provided and benefits received, but may differ from the cost that would have been incurred had the Predecessor operated as a stand-alone company for the periods presented prior to the initial public offering.

Additionally, for the three and six months ended June 30, 2017, interest expense was recognized by the Predecessor related to its funding activity with Oasis Petroleum based on capital expenditures for the period using the weighted average effective interest rate for Oasis Petroleum’s long-term indebtedness.
General and administrative expenses and interest expense incurred from affiliate transactions with Oasis Petroleum include the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Expenses from affiliates
General and administrative	$5,358	$2,818	$10,830	$5,522
Interest expense, net of capitalized interest	—	3,014	—	4,231
5. Accrued Liabilities
The following table sets forth the Partnership’s accrued liabilities for the periods presented:

	June 30, 2018	December 31, 2017
	(In thousands)
Accrued capital costs	$44,320	$47,843
Accrued operating expenses	13,037	10,860
Other accrued liabilities	530	115
Total accrued liabilities	$57,887	$58,818
6. Property, Plant and Equipment
The following table sets forth the Partnership’s property, plant and equipment for the periods presented:

	June 30, 2018	December 31, 2017
	(In thousands)
Pipelines	$325,790	$255,231
Natural gas processing plant	112,205	102,371
Produced and flowback water facilities	88,583	80,050
Compressor stations	65,823	59,293
Other property and equipment	33,653	32,340
Construction in progress	187,827	124,643
Total property, plant and equipment	813,881	653,928
Less: accumulated depreciation and amortization	(47,384)	(34,348)
Total property, plant and equipment, net	$766,497	$619,580
7. Long-Term Debt
On September 25, 2017, the Partnership entered into a credit agreement (the “Credit Agreement”) for a $200.0 million revolving credit facility with OMP Operating as borrower (the “Revolving Credit Facility”), which has a maturity date of September 25, 2022. The Revolving Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures of the Partnership. The Revolving Credit Facility includes a letter of credit sublimit of $10.0 million and a swingline loans sublimit of $10.0 million. The borrowing capacity on the Revolving Credit Facility may be increased up to $400.0 million, subject to certain conditions. All obligations of OMP Operating, as the borrower under the Revolving Credit Facility, are unconditionally guaranteed on a joint and several basis by the Partnership, OMP Operating and Bighorn DevCo. At June 30, 2018, $165.0 million of borrowings were outstanding under the Revolving Credit Facility, and the weighted average interest rate on borrowings under the Revolving Credit Facility was 3.8%.
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

The Partnership was in compliance with the financial covenants of the Revolving Credit Facility at June 30, 2018.
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
The Partnership did not record a tax provision for the three and six months ended June 30, 2018. The provision for income taxes recorded by the Predecessor for the three and six months ended June 30, 2017 was determined as if the Predecessor was a stand-alone taxpayer for the period prior to the initial public offering on September 25, 2017. The Predecessor’s effective tax rate for the three and six months ended June 30, 2017 was 38.2% and 37.7%, respectively. This effective tax rate was consistent with the statutory tax rate applicable to the U.S. and the blended state rate for the states in which the Predecessor conducted business.
9. Commitments and Contingencies
The Partnership has various contractual obligations in the normal course of its operations. Currently, there are no unrecorded commitments in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2018.

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
As of June 30, 2018, the aggregate number of common units that may be issued pursuant to any and all awards under the LTIP is equal to 1,980,118 common units, subject to adjustment due to recapitalization or reorganization, or related to forfeitures or expiration of awards, as provided under the LTIP. On January 1 of each calendar year following the adoption and prior to the expiration of the LTIP, the total number of common units that may be issued pursuant to the LTIP automatically increases by a number of common units equal to one percent of the number of common units outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31 (calculated by adding to the number of common units outstanding, all outstanding securities convertible into common units on such date on an as converted basis). As a result of this adjustment, an additional 137,618 common units were reserved for issuance pursuant to awards under the LTIP on January 1, 2018.
Phantom unit awards. On October 19, 2017, the Partnership granted under its LTIP 101,500 phantom unit awards (collectively the “Phantom Units” and each a “Phantom Unit”) to certain employees of Oasis Petroleum who are non-employees of the Partnership. Each Phantom Unit represents the right to receive a cash payment equal to the fair market value of one common unit on the day prior to the date it vests. Award recipients are also entitled to Distribution Equivalent Rights (a “DER”), which represent the right to receive a cash payment equal to the value of the distributions paid on one common unit between the grant date and the vesting date. The Phantom Units vest in equal amounts each year over a three-year period. The Phantom Units are accounted for as liability-classified awards since the awards will settle in cash. Under the fair value method for liability-classified awards, compensation expense is remeasured each reporting period at fair value based upon the closing price of a publicly traded common unit. Oasis Petroleum will reimburse the Partnership for the cash settlement amount of these awards. The Partnership recognizes in its Condensed Consolidated Balance Sheets the compensation expense associated with these awards in accounts receivable from Oasis Petroleum and accrued liabilities. As of June 30, 2018, unrecognized equity-based compensation expense for all outstanding Phantom Units was $1.3 million, which is expected to be recognized over a weighted average period of 2.41 years. The following table summarizes information related to the Phantom Units held by certain non-employees of the Partnership:

Phantom Units
Non-vested units outstanding at December 31, 2017	99,100
Granted	—
Vested	—
Forfeited	(5,950)
Non-vested units outstanding at June 30, 2018	93,150
Restricted unit awards. The Partnership has granted to certain directors of the General Partner restricted unit awards under its LTIP, which vest over a one-year period. These awards are accounted for as equity-classified awards since the awards will settle in common units upon vesting. Under the fair value method for equity-classified awards, equity-based compensation expense is measured at the grant date based on the fair value of the award and is recognized over the vesting period. During the six months ended June 30, 2018, the Partnership granted 12,200 restricted unit awards which vest over a one-year period with a weighted-average grant date fair value of $16.50 per common unit. Equity-based compensation expense recorded for restricted unit awards for the three and six months ended June 30, 2018 was approximately $0.1 million and $0.2 million, respectively. Equity-based compensation expense is included in general and administrative expenses on the Condensed Consolidated Statements of Operations. As of June 30, 2018, unrecognized equity-based compensation expense for all outstanding restricted unit awards was $0.2 million, which is expected to be recognized over a weighted average period of 0.46 years. The following table summarizes information related to restricted units held by certain directors of the General Partner:

Restricted Units
Non-vested units outstanding at December 31, 2017	11,766
Granted	12,200
Vested	—
Forfeited	—
Non-vested units outstanding at June 30, 2018	23,966
On August 1, 2018, the Partnership granted an additional 5,060 of restricted unit awards to certain directors of the General Partner, which vest over a one-year period.

Restricted stock awards (Predecessor). Prior to the initial public offering on September 25, 2017, certain employees of Oasis Petroleum were granted restricted stock awards under its Amended and Restated 2010 Long Term Incentive Plan, the majority of which vest over a three-year period. Oasis Petroleum accounts for these awards as equity-classified awards, in accordance with GAAP. The value of restricted stock grants is based on the closing sales price of Oasis Petroleum’s common stock on the date of grant, and compensation expense is recognized ratably over the requisite service period. During the six months ended June 30, 2017, employees of the Predecessor were granted restricted stock awards equal to 94,450 shares of common stock with a $15.10 weighted average grant date fair value per share.
In accordance with its indirect shared service expense allocation from Oasis Petroleum, the Predecessor recorded equity-based compensation expense associated with these awards of approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2017, respectively, in general and administrative expenses on the Condensed Consolidated Statements of Operations. There is no unrecognized expense associated with these awards for the Partnership.
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
On August 6, 2018, the Board of Directors of the General Partner declared the quarterly cash distribution for the second quarter of 2018 of $0.4100 per unit. The distribution will be payable on August 29, 2018 to unitholders of record as of August 16, 2018.
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
Incentive distribution rights. The General Partner owns all of the Partnership’s IDRs, which will entitle it to increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes in excess of $0.43125 per unit per quarter. The maximum distribution of 50.0% does not include any distributions that Oasis Petroleum may receive on common units or subordinated units that it owns.

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
The following table presents the calculation of earnings per limited partner unit for common units and subordinated units for the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
	(in thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP	$12,444	$22,398
Less: Net income attributable to IDRs	—	—
Net income attributable to limited partners	$12,444	$22,398

Net income allocable to common units	$6,222	$11,199
Net income allocable to subordinated units	6,222	11,199
Net income attributable to limited partners	$12,444	$22,398

Net income attributable to limited partners per limited partner unit — Basic and Diluted
Common Units	$0.45	$0.81
Subordinated Units	0.45	0.81

Weighted average limited partner units outstanding — Basic
Common Units	13,750	13,750
Subordinated Units	13,750	13,750

Weighted average limited partner units outstanding — Diluted
Common Units	13,761	13,761
Subordinated Units	13,750	13,750

Anti-dilutive restricted units	13	9

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
Forward-looking statements can be affected by the assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed below and detailed under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Actual results may vary materially. Although forward-looking statements reflect our good faith beliefs at the time they are made, you are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and you should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	an inability of Oasis Petroleum or our other future customers to meet their drilling and development plans on a timely basis or at all;

•	the execution of our business strategies;

•	the demand for and price of crude oil and natural gas, on an absolute basis and in comparison to the price of alternative and competing fuels;

•	the fees we charge, and the margins we realize, from our midstream services;

•	the cost of achieving organic growth in current and new markets;

•	our ability to make acquisitions of other midstream infrastructure assets or other assets that complement or diversify our operations;

•	our ability to make acquisitions of other assets on economically acceptable terms from Oasis Petroleum;

•	the lack of asset and geographic diversification;

•	the suspension, reduction or termination of our commercial agreements with Oasis Petroleum;

•	labor relations and government regulations;

•	competition and actions taken by third-party producers, operators, processors and transporters;

•	outcomes of litigation and regulatory investigations, proceedings or inquiries;

•	the demand for, and the costs of developing and conducting, our midstream infrastructure services;

•	general economic conditions, including the risk of a prolonged economic slowdown or decline, or the risk of delay in a recovery, which can affect the long-term demand for midstream services;

•	the price and availability of equity and debt financing;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	potential effects arising from cyber threats, terrorist attacks and any consequential or other hostilities;

•	interruption of our operations due to social, civil or political events or unrest;

•	changes in environmental, safety and other laws and regulations;

•	the effects of accounting pronouncements issued periodically during the periods covered by forward-looking statements;

•	changes in our tax status;

•	uncertainty regarding our future operating results; and

•	certain factors discussed elsewhere in this Quarterly Report on Form 10-Q.
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
Overview
We are a growth-oriented, fee-based master limited partnership formed by our sponsor, Oasis Petroleum Inc. (NYSE: OAS) (“Oasis Petroleum”), to own, develop, operate and acquire a diversified portfolio of midstream assets in North America that are integral to the crude oil and natural gas operations of Oasis Petroleum and are strategically positioned to capture volumes from other producers. Our current midstream operations are performed exclusively within the Williston Basin, one of the most prolific crude oil producing basins in North America. We generate a substantial portion of our revenues through 15-year, fixed-fee contracts pursuant to which we provide crude oil, natural gas and water midstream services for Oasis Petroleum. We expect to grow acquisitively through accretive, dropdown acquisitions, as well as organically as Oasis Petroleum continues to develop its acreage. Additionally, we expect to grow by offering our services to third parties and through acquisitions of midstream assets from third parties.
We operate in two primary areas with developed midstream infrastructure, both of which are supported by significant acreage dedications from Oasis Petroleum. In Wild Basin, Oasis Petroleum has dedicated to us approximately 65,000 acres, of which approximately 29,000 acres are within Oasis Petroleum’s current gross operated acreage position, and in which we have the right to provide crude oil, natural gas and water services to support Oasis Petroleum’s existing and future production. Outside of the Wild Basin, Oasis Petroleum has dedicated to us approximately 581,000 acres for produced and flowback water services, of which approximately 299,000 acres are within Oasis Petroleum’s current gross operated acreage, and approximately 364,000 acres for freshwater services, of which approximately 203,000 acres are within Oasis Petroleum’s current gross operated acreage.
We conduct our business through our ownership of development companies (“DevCos”), two of which are jointly-owned with Oasis Petroleum. We own a 100%, 10% and 40% equity interest in Bighorn DevCo LLC (“Bighorn DevCo”), Bobcat DevCo LLC (“Bobcat DevCo”) and Beartooth DevCo LLC (“Beartooth DevCo”), respectively. Oasis Petroleum owns a 90% and 60% non-controlling equity interest in Bobcat DevCo and Beartooth DevCo, respectively. In connection with our initial public offering, we entered into 15-year, fixed-fee contracts for natural gas services (gathering, compression, processing and gas lift), crude oil services (gathering, stabilization, blending and storage), produced and flowback water services (gathering and disposal) and freshwater services (fracwater and flushwater supply and distribution) with wholly owned subsidiaries of Oasis Petroleum. At the same time, we became a party to the long-term, FERC-regulated transportation services agreement governing the transportation of crude oil via pipeline from the Wild Basin operating area to Johnson’s Corner. We generate a substantial portion of our revenues through these contracts. We generally do not take ownership of the crude oil or natural gas that we handle for our customers, including Oasis Petroleum, which minimizes our direct exposure to commodity prices. We believe our contractual arrangements provide us with stable and predictable cash flows over the long-term. Oasis Petroleum has also granted us a right of first offer, which converts into a right of first refusal from any successor upon a change of control of Oasis Petroleum, with respect to its retained interests in our DevCos and any other midstream assets that Oasis Petroleum or any Oasis Petroleum successor builds with respect to its current acreage and elects to sell in the future.

Highlights:

•
Declared the quarterly cash distribution for the second quarter of 2018 of $0.4100 per unit, an approximate 5% increase from the cash distribution declared for the first quarter of 2018, in line with the Partnership’s 20% annualized distribution growth target.

•	Net income was $37.5 million for the three months ended June 30, 2018 and net cash from operating activities was $41.4 million for the three months ended June 30, 2018.

•
Adjusted EBITDA was $44.4 million for the three months ended June 30, 2018 and net Adjusted EBITDA to the Partnership was $16.4 million for the three months ended June 30, 2018. See “Non-GAAP Financial Measures” below.

•	Distributable Cash Flow was $14.5 million for the three months ended June 30, 2018, resulting in distribution coverage of 1.28x. See “Non-GAAP Financial Measures” below.
The following table summarizes the gross throughput volumes, operating income, depreciation and amortization and capital expenditures for our midstream services for the period presented.

Three Months Ended June 30,
2018
(In thousands, except throughput volumes)
Bighorn DevCo
Crude oil services volumes (Mbopd)	45.1
Natural gas services volumes (MMscfpd)	104.2
Operating income	$5,825
Depreciation and amortization	2,708
Capital expenditures	8,840
Bobcat DevCo
Crude oil services volumes (Mbopd)	35.1
Natural gas services volumes (MMscfpd)	142.1
Water services volumes (Mbwpd)	46.5
Operating income	$18,495
Depreciation and amortization	1,999
Capital expenditures	47,751
Beartooth DevCo
Water services volumes (Mbwpd)	139.2
Operating income	$13,993
Depreciation and amortization	1,952
Capital expenditures	13,711
Oasis Midstream Partners LP
DevCo operating income	$38,313
Public company expenses	645
OMP operating income	37,668
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

Under our commercial agreements with Oasis Petroleum and its wholly owned subsidiaries, we provide (i) natural gas gathering, compression, processing and gas lift services, with approximately 65,000 dedicated acres in the Wild Basin operating area and firm capacity for gas attributable to such acreage; (ii) crude gathering, stabilization, blending and storage services, with approximately 65,000 dedicated acres in the Wild Basin operating area and firm capacity for crude oil attributable to such acreage; (iii) produced and flowback water gathering and disposal services, with approximately 65,000 dedicated acres in the Wild Basin operating area and firm capacity for produced and flowback water attributable to such acreage; (iv) produced and flowback water gathering and disposal services, with approximately 581,000 dedicated acres that includes the Alger, Cottonwood, Hebron, Indian Hills and Red Bank operating areas; and (v) freshwater supply and distribution services, with approximately 364,000 dedicated acres that includes the Hebron, Indian Hills, Red Bank and Wild Basin operating areas. In addition, we are party to a crude oil transportation services agreement which provides for crude oil transportation services from the Wild Basin operating area to Johnson’s Corner through a FERC-regulated crude oil pipeline that has up to 75,000 barrels per day of operating capacity and firm capacity for committed shippers.
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
Maintenance Capital Expenditures, which are cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long-term, system operating capacity, operating income or revenue. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to maintain equipment reliability, integrity and safety and to comply with environmental laws and regulations. In addition, we designate a portion of our capital expenditures to connect new wells to maintain gathering throughput as maintenance capital expenditures to the extent such capital expenditures are necessary to maintain, over the long term, system operating capacity, operating income or revenue. Cash expenditures made solely for investment purposes will not be considered maintenance capital expenditures; or
Expansion Capital Expenditures, which are cash expenditures to acquire additional interests in our midstream assets and to construct new midstream infrastructure and those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system operating capacity, operating income or revenue. Examples of expansion capital expenditures include the acquisition of additional interests in our DevCos and the construction, development or acquisition of additional midstream assets, in each case, to the extent such capital expenditures are expected to increase, over the long term, system operating capacity, operating income or revenue. In the future, if we make acquisitions that increase system operating capacity, operating income or revenue, the associated capital expenditures may also be considered expansion capital expenditures.
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
General and Administrative Expenses
Historically, our Predecessor’s general and administrative expenses included an allocation of charges for the management and operation of our assets by Oasis Petroleum for general and administrative services, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, tax and engineering. We are party to a 15-year services and secondment agreement with Oasis Petroleum (the “Services and Secondment Agreement”), pursuant to which Oasis Petroleum performs certain centralized corporate, general and administrative services for us, such as information technology, treasury, accounting, investor relations, human resources, legal services and other financial and administrative services.

In addition, Oasis Petroleum has seconded to us certain of its employees to operate, construct, manage and maintain our assets. The Services and Secondment Agreement requires us to reimburse Oasis Petroleum for direct general and administrative expenses incurred for the provision of these services. Oasis Petroleum charges us a combination of direct and indirect allocated charges for general and administrative services using certain estimates and assumptions of the expenses attributable to our operations. Management believes these estimates and assumptions are reasonable. In addition, we incur costs as a publicly traded partnership which consist primarily of accounting and audit fees, legal fees, board and director expenses, and equity-based compensation expenses.
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
Oasis Petroleum’s retained interests. Our Predecessor’s results of operations included 100% of the revenues and expenses associated with OMS. At the closing of the initial public offering, OMS contributed to us a 100%, 10% and 40% equity interest in Bighorn DevCo, Bobcat DevCo and Beartooth DevCo, respectively. Following the closing of the initial public offering, we consolidated the financial position and results of operations of our equity interest in Bighorn DevCo under the voting interest consolidation model in accordance with GAAP. We consolidate the financial position and results of operations of our equity interests and Oasis Petroleum’s retained interest in Bobcat DevCo and Beartooth DevCo under the variable interest entity (“VIE”) consolidation model in accordance with GAAP. Oasis Petroleum’s retained portions of these interests are reflected as non-controlling interests in our condensed consolidated financial statements.
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
In connection with the initial public offering, we entered into a revolving credit facility (the “Revolving Credit Facility”), which provides for an initial aggregate commitment amount of $200.0 million and matures on September 25, 2022. At June 30, 2018, $165.0 million of borrowings were outstanding under the Revolving Credit Facility.
Income taxes. Our Predecessor determined income tax expense and related deferred tax balance sheet accounts on a separate return method for the periods prior to the initial public offering. Following the closing of the initial public offering, we are treated as a partnership for U.S. federal income tax purposes and, therefore, generally are not liable for entity-level federal income taxes.

Results of Operations
Revenues
Our revenues are primarily generated from charging fees for the midstream services we provide. These services include (i) natural gas gathering, compression, processing and gas lift services, with approximately 65,000 dedicated acres in the Wild Basin operating area and firm capacity for gas attributable to such acreage; (ii) crude gathering, stabilization, blending and storage services, with approximately 65,000 dedicated acres in the Wild Basin operating area and firm capacity for crude oil attributable to such acreage; (iii) produced and flowback water gathering and disposal services, with approximately 65,000 dedicated acres in the Wild Basin operating area and firm capacity for produced and flowback water attributable to such acreage; (iv) produced and flowback water gathering and disposal services, with approximately 581,000 dedicated acres that includes the Alger, Cottonwood, Hebron, Indian Hills and Red Bank operating areas; and (v) freshwater supply and distribution services, with approximately 364,000 dedicated acres that includes the Hebron, Indian Hills, Red Bank and Wild Basin operating areas. In addition, we are party to a crude oil transportation services agreement which provides for crude oil transportation services from the Wild Basin operating area to Johnson’s Corner through a FERC-regulated crude oil pipeline that has up to 75,000 barrels per day of operating capacity and firm capacity for committed shippers.
The following table summarizes our revenues for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(In thousands)
Operating results
Revenues
Midstream services for Oasis	$64,624	$39,409	$25,215	$125,737	$76,776	$48,961
Midstream services for third parties	1,934	904	1,030	2,242	1,177	1,065
Total revenues	$66,558	$40,313	$26,245	$127,979	$77,953	$50,026
Three months ended June 30, 2018 as compared to three months ended June 30, 2017
Total midstream revenues increased $26.2 million to $66.6 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase was driven by a $13.5 million increase related to higher water service volumes due to an increase in produced and flowback water volumes, as well as freshwater delivery volumes from Oasis Petroleum and third parties, coupled with a $12.7 million increase related to higher crude oil and natural gas service volumes due to higher production from Oasis Petroleum.
Six months ended June 30, 2018 as compared to six months ended June 30, 2017
Total midstream revenues increased $50.0 million to $128.0 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase was driven by a $26.8 million increase related to higher crude oil and natural gas service volumes due to higher production from Oasis Petroleum, coupled with a $23.3 million increase related to higher water service volumes due to an increase in produced and flowback water volumes, as well as an increase in freshwater delivery volumes from Oasis Petroleum and third parties.

Expenses and other income
The following table summarizes our operating expenses and other income and expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(In thousands)
Operating expenses
Direct operating	$16,334	$9,070	$7,264	$33,450	$18,093	$15,357
Depreciation and amortization	6,659	3,753	2,906	13,023	7,211	5,812
General and administrative	5,897	4,388	1,509	12,047	8,784	3,263
Total operating expenses	28,890	17,211	11,679	58,520	34,088	24,432
Operating income	37,668	23,102	14,566	69,459	43,865	25,594
Other income (expense)
Interest expense, net of capitalized interest	(183)	(3,014)	2,831	(445)	(4,231)	3,786
Other income (expense)	—	4	(4)	—	2	(2)
Total other income (expense)	(183)	(3,010)	2,827	(445)	(4,229)	3,784
Income before income taxes	37,485	20,092	17,393	69,014	39,636	29,378
Income tax expense	—	(7,665)	7,665	—	(14,960)	14,960
Net income	37,485	$12,427	25,058	69,014	$24,676	44,338
Less: Net income attributable to non-controlling interests	25,041		25,041	46,616		46,616
Net income attributable to Oasis Midstream Partners LP	$12,444		$12,444	$22,398		$22,398
Three months ended June 30, 2018 as compared to three months ended June 30, 2017
Direct operating expenses. The $7.3 million increase for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily driven by a $3.7 million increase related to higher crude oil and natural gas direct operating costs due to increased crude oil and natural gas service volumes, coupled with a $3.6 million increase related to produced and flowback water and freshwater direct operating costs as a result of higher water service volumes.
Depreciation and amortization. Depreciation and amortization expense increased $2.9 million to $6.7 million for the three months ended June 30, 2018 as compared to three months ended June 30, 2017, primarily as a result of additional assets placed into service.
General and administrative (“G&A”) expenses. G&A expenses include direct labor and allocated costs of overhead support provided by Oasis Petroleum, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, tax and engineering. The increase of $1.5 million in G&A expenses for the three months ended June 30, 2018 as compared to three months ended June 30, 2017 was primarily a result of increased employee compensation as a result of organizational growth.
Interest expense. The $2.8 million decrease in interest expense, net of capitalized interest, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily attributable to a lower weighted average borrowing rate on the Revolving Credit Facility compared to the weighted average borrowing rate of the Predecessor.
Income tax expense. The Partnership is not a taxable entity for U.S. federal income tax purposes and taxes are generally borne by our partners through the allocation of taxable income. Income tax expense for the three months ended June 30, 2017 was recorded at 38.2% of pre-tax net income.
Six months ended June 30, 2018 as compared to six months ended June 30, 2017
Direct operating expenses. The $15.4 million increase for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily driven by a $7.9 million increase related to higher crude oil and natural gas direct operating costs due to increased crude oil and natural gas service volumes, coupled with a $7.5 million increase related to produced and flowback water and freshwater direct operating costs as a result of higher water service volumes.

Depreciation and amortization. Depreciation and amortization expense increased $5.8 million to $13.0 million for the six months ended June 30, 2018 as compared to six months ended June 30, 2017, primarily as a result of additional assets placed into service.
G&A expenses. G&A expenses include direct labor and allocated costs of overhead support provided by Oasis Petroleum, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, tax and engineering. The increase of $3.3 million in G&A expenses for the six months ended June 30, 2018 as compared to six months ended June 30, 2017 was primarily a result of increased employee compensation as a result of organizational growth.
Interest expense. The $3.8 million decrease in interest expense, net of capitalized interest, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily attributable to a lower weighted average borrowing rate on the Revolving Credit Facility compared to the weighted average borrowing rate of the Predecessor.
Income tax expense. The Partnership is not a taxable entity for U.S. federal income tax purposes and taxes are generally borne by our partners through the allocation of taxable income. Income tax expense for the six months ended June 30, 2017 was recorded at 37.7% of pre-tax net income.
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
Our cash flows for the six months ended June 30, 2018 and 2017 are presented below:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$116,147	$42,477
Net cash used in investing activities	(154,988)	(79,814)
Net cash provided by financing activities	40,707	37,337
Increase in cash and cash equivalents	$1,866	$—
Cash flows provided by operating activities
Net cash provided by operating activities was $116.1 million and $42.5 million for the six months ended June 30, 2018 and 2017, respectively. The increase in cash flows from operating activities for the six months ended June 30, 2018 as compared to 2017 was primarily due to an increase in net income as a result of higher throughput volumes on our systems.
Cash flows used in investing activities
Net cash used in investing activities was $155.0 million and $79.8 million for the six months ended June 30, 2018 and 2017, respectively. The increase in net cash used in investing activities for the six months ended June 30, 2018 as compared to 2017 was attributable to the capital spending on our second Wild Basin gas plant and the development of additional midstream infrastructure in Wild Basin.
Our capital expenditures are summarized in the following table:

	Three Months Ended
	March 31, 2018		June 30, 2018		Six Months Ended June 30, 2018
	(In thousands)
Capital expenditures	Gross	Net	Gross	Net	Gross	Net
Maintenance capital expenditures	$2,379	$796	$2,163	$497	$4,543	$1,293
Expansion capital expenditures	78,867	48,663	68,139	18,603	147,006	67,265
Total capital expenditures	$81,246	$49,459	$70,302	$19,099	$151,549	$68,559

Our capital expenditures by DevCo are summarized in the following table:

		Three Months Ended
		March 31, 2018		June 30, 2018		Six Months Ended June 30, 2018
		(In thousands)
DevCo	OMP Ownership	Gross	Net	Gross	Net	Gross	Net
Bighorn	100%	$42,185	$42,185	$8,840	$8,840	$51,025	$51,025
Bobcat	10%	27,835	2,783	47,751	4,775	75,586	7,559
Beartooth	40%	11,226	4,491	13,711	5,484	24,938	9,975
Total capital expenditures		$81,246	$49,459	$70,302	$19,099	$151,549	$68,559
__________________
Capital expenditures reflected in the tables above differ from capital expenditures shown in the statement of cash flows in our condensed consolidated financial statements because amounts reflected in the tables above include accrued capital expenditures.
Cash flows provided by financing activities
For the six months ended June 30, 2018 and 2017, net cash provided by financing activities was $40.7 million and $37.3 million, respectively. The primary sources of net cash provided by financing activities for the six months ended June 30, 2018 was from net borrowings under our Revolving Credit Facility of $87.0 million and capital contributions from non-controlling interests of $31.3 million, offset by distributions to non-controlling interests of $55.8 million and distributions to unitholders of $21.8 million. The primary source of net cash provided by financing activities for the six months ended June 30, 2017 was capital contributions from Oasis Petroleum of $37.3 million.
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
On August 6, 2018, the Board of Directors of the General Partner, declared the quarterly distribution for the second quarter of 2018 of $0.4100 per unit. The distribution will be payable on August 29, 2018 to unitholders of record as of August 16, 2018.
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
The following table presents a reconciliation of the GAAP financial measure of interest expense, net of capitalized interest, to the non-GAAP financial measure of Cash Interest for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Interest expense, net of capitalized interest	$183	$3,014	$445	$4,231
Capitalized interest	1,362	113	2,197	222
Amortization of deferred financing costs(1)	(117)	—	(233)	—
Cash Interest	$1,428	$3,127	$2,409	$4,453
___________________
(1) Represents the amortization of deferred financing costs on the Revolving Credit Facility. See Note 7 to our unaudited condensed consolidated financial statements for a description of our long-term debt.
Adjusted EBITDA
We define Adjusted EBITDA as earnings before interest expense (net of capitalized interest), income taxes, depreciation, amortization, equity-based compensation expenses and other similar non-cash adjustments. Adjusted EBITDA should not be considered an alternative to net income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Management believes that the presentation of Adjusted EBITDA provides information useful to investors and analysts for assessing the Partnership’s results of operations, financial performance and its ability to generate cash from its business operations without regard to its financing methods or capital structure, coupled with the Partnership’s ability to maintain compliance with its debt covenants. The GAAP measures most directly comparable to Adjusted EBITDA are net income and net cash provided by operating activities, respectively.
Distributable Cash Flow
We define Distributable Cash Flow as Adjusted EBITDA attributable to the Partnership less Cash Interest and maintenance capital expenditures attributable to the Partnership. Distributable Cash Flow should not be considered an alternative to net income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Management believes that the presentation of Distributable Cash Flow provides information useful to investors and analysts for assessing the Partnership’s results of operations, financial performance and ability to generate cash from its business operations without regard to its financing methods or capital structure, coupled with the Partnership’s ability to make distributions to its unitholders. The GAAP measures most directly comparable to Distributable Cash Flow are net income and net cash provided by operating activities, respectively.
The following table presents reconciliations of the GAAP financial measures of net income and net cash provided by operating activities to the non-GAAP financial measure of Adjusted EBITDA and Distributable Cash Flow for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$37,485	$12,427	$69,014	$24,676
Income tax expense	—	7,665	—	14,960
Depreciation and amortization	6,659	3,753	13,023	7,211
Equity-based compensation expense	103	365	166	713
Interest expense, net of capitalized interest	183	3,014	445	4,231
Adjusted EBITDA	44,430	$27,224	82,648	$51,791
Less: Adjusted EBITDA attributable to non-controlling interests	28,015		52,511
Adjusted EBITDA attributable to Oasis Midstream Partners LP	16,415		30,137
Cash Interest attributable to Oasis Midstream Partners LP	1,428		2,409
Maintenance capital expenditures	497		1,293
Distributable Cash Flow attributable to Oasis Midstream Partners LP	$14,490		$26,435

Net cash provided by operating activities	$41,396	$22,098	$116,147	$42,477
Current tax expense	—	6,218	—	11,576
Interest expense, net of capitalized interest	183	3,014	445	4,231
Changes in working capital	2,841	(4,106)	(33,840)	(6,493)
Other non-cash adjustments	10	—	(104)	—
Adjusted EBITDA	44,430	$27,224	82,648	$51,791
Less: Adjusted EBITDA attributable to non-controlling interests	28,015		52,511
Adjusted EBITDA attributable to Oasis Midstream Partners LP	16,415		30,137
Cash Interest attributable to Oasis Midstream Partners LP	1,428		2,409
Maintenance capital expenditures	497		1,293
Distributable Cash Flow attributable to Oasis Midstream Partners LP	$14,490		$26,435

Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.
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
Concentration of customer credit risk. We are dependent on Oasis Petroleum as our most significant customer, and we expect to derive a substantial majority of our revenues from Oasis Petroleum for the foreseeable future. As a result, any event, whether in our dedicated areas or otherwise, that adversely affects Oasis Petroleum’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Further, we are subject to the risk of non-payment or non-performance by Oasis Petroleum. We cannot predict the extent to which Oasis Petroleum’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Oasis Petroleum’s ability to execute its drilling and development program or to perform under our agreements. Any material non-payment or non-performance by Oasis Petroleum could reduce our ability to make distributions to our unitholders. We did not experience any significant defaults on accounts receivable for the six months ended June 30, 2018.
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
Interest rate risk. We have a Revolving Credit Facility which provides for an initial aggregate commitment amount of $200.0 million. At June 30, 2018, we had $165.0 million of borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) or (ii) with respect to ABR Loans, the greatest of (A) the Prime Rate in effect on such day, (B) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (c) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the Credit Agreement). The applicable margin for borrowings under the Revolving Credit Facility is based on the Partnership’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.50%.
At June 30, 2018, the outstanding borrowings under our Revolving Credit Facility bore interest at LIBOR plus a 1.75% margin. We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in efforts to reduce interest rate expense related to debt issued under our Revolving Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at June 30, 2018.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Indemnification Agreement, dated July 5, 2018, between Oasis Midstream Partners LP and Mr. Harry N. Pefanis (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K on July 11, 2018 and incorporated herein by reference).

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

OASIS MIDSTREAM PARTNERS LP
By: OMP GP LLC, its general partner
Date:	August 7, 2018	By:	/s/ Taylor L. Reid
Taylor L. Reid
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Richard N. Robuck
Richard N. Robuck
Senior Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)