Form 10-Q
period 2018-09-30
Oasis Midstream Partners LP
filed 2018-11-06
CIK 1652133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
At November 1, 2018, there were 27,529,026 units representing limited partner interests (consisting of 13,779,026 common units and 13,750,000 subordinated units) outstanding.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2018	December 31, 2017
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$4,990	$883
Accounts receivable	5,054	834
Accounts receivable from Oasis Petroleum	72,896	85,818
Prepaid expenses	96	778
Total current assets	83,036	88,313
Property, plant and equipment	876,534	653,928
Less: accumulated depreciation and amortization	(54,555)	(34,348)
Total property, plant and equipment, net	821,979	619,580
Other assets	1,981	2,013
Total assets	$906,996	$709,906
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$460	$—
Accounts payable to Oasis Petroleum	24,940	11,638
Accrued liabilities	59,373	58,818
Accrued interest payable	172	114
Total current liabilities	84,945	70,570
Long-term debt	166,000	78,000
Asset retirement obligations	1,497	1,316
Total liabilities	252,442	149,886
Commitments and contingencies (Note 9)
Partners’ Equity
Limited Partners
Common units (13,779 and 13,762 units issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	168,387	167,401
Subordinated units (13,750 units issued and outstanding at September 30, 2018 and December 31, 2017)	80,033	79,173
General Partner	—	—
Total partners’ equity	248,420	246,574
Non-controlling interests	406,134	313,446
Total equity	654,554	560,020
Total liabilities and equity	$906,996	$709,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per unit data)
Revenues
Midstream services for Oasis Petroleum	$68,863	$47,002	$194,694	$123,777
Midstream services for third parties	2,604	379	4,752	1,556
Total revenues	71,467	47,381	199,446	125,333
Operating expenses
Direct operating	19,816	13,015	53,266	31,108
Depreciation and amortization	7,189	4,147	20,212	11,359
General and administrative	5,449	5,084	17,496	13,868
Total operating expenses	32,454	22,246	90,974	56,335
Operating income	39,013	25,135	108,472	68,998
Other income (expense)
Interest expense, net of capitalized interest	(163)	(2,733)	(608)	(6,965)
Other income (expense)	(15)	5	(15)	7
Total other income (expense)	(178)	(2,728)	(623)	(6,958)
Income before income taxes	38,835	22,407	107,849	62,040
Income tax expense	—	7,898	—	22,858
Net income	38,835	14,509	107,849	39,182
Less: Net income prior to the initial public offering	—	12,904	—	37,577
Net income subsequent to the initial public offering	38,835	1,605	107,849	1,605
Less: Net income attributable to non-controlling interests subsequent to the initial public offering	26,459	1,079	73,075	1,079
Net income attributable to Oasis Midstream Partners LP	$12,376	$526	$34,774	$526
Earnings per limited partner unit (Note 12)
Common units — Basic	$0.45	$0.02	$1.27	$0.02
Common units — Diluted	0.45	0.02	1.26	0.02
Weighted average number of limited partner units outstanding (Note 12)
Common units — Basic	13,751	12,625	13,750	12,625
Common units — Diluted	13,769	12,625	13,764	12,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Partnership
	Common Units	Subordinated Units	Non-controlling Interests	Total
	(In thousands)
Balance at December 31, 2017	$167,401	$79,173	$313,446	$560,020
Contributions from non-controlling interests	—	—	122,678	122,678
Distributions to non-controlling interests	—	—	(103,065)	(103,065)
Distributions to unitholders	(16,554)	(16,526)	—	(33,080)
Equity-based compensation	280	—	—	280
Other	(128)	—	—	(128)
Net income	17,388	17,386	73,075	107,849
Balance at September 30, 2018	$168,387	$80,033	$406,134	$654,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$107,849	$39,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,212	11,359
Deferred income taxes	—	5,240
Equity-based compensation expenses	280	999
Deferred financing costs amortization and other	235	7
Working capital changes:
Change in accounts and insurance receivable	8,747	(8,479)
Change in other current assets	—	(94)
Change in prepaid expenses	682	445
Change in accounts payable and accrued liabilities	18,895	5,292
Change in current income taxes payable	—	17,618
Net cash provided by operating activities	156,900	71,569
Cash flows from investing activities:
Capital expenditures	(219,819)	(129,020)
Acquisitions	—	(7,841)
Net cash used in investing activities	(219,819)	(136,861)
Cash flows from financing activities:
Capital contributions from parent	—	65,145
Proceeds from the initial public offering, net of offering costs	—	115,813
Distribution to Oasis Petroleum subsequent to the initial public offering	—	(113,712)
Capital contributions from non-controlling interests	115,502	—
Distributions to non-controlling interests	(103,065)	—
Distributions to unitholders	(33,080)	—
Deferred financing costs	(331)	(1,954)
Proceeds from revolving credit facility	123,000	—
Principal payments on revolving credit facility	(35,000)	—
Net cash provided by financing activities	67,026	65,292
Increase in cash and cash equivalents	4,107	—
Cash:
Beginning of period	883	—
End of period	$4,990	$—
Supplemental non-cash transactions:
Change in accrued capital expenditures	$(4,520)	$17,872
Change in asset retirement obligations	180	138
Installment notes from acquisition	—	4,875
Contribution of capital expenditures from non-controlling interests	7,176	—
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
In January 2018, the FASB issued Accounting Standards Update No. 2018-01, Land easement practical expedient for transition to Topic 842, which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under Topic 840, Leases. The Partnership plans to elect this practical expedient.
In July 2018, the FASB issued Accounting Standards Update No. 2018-11, Targeted Improvements - Lease Topic 842, which allows entities another option for transition and also provides lessors with a practical expedient to combine lease and non-lease components. The Partnership will adopt the new leases standard using the required modified retrospective approach and plans to elect the option to recognize a cumulative effect adjustment of initially applying the guidance to the opening balance of retained earnings in the period of adoption, rather than recognizing in the earliest period presented. Prior period amounts will not be adjusted.
The Partnership is in the process of analyzing its lease arrangements and is continuing to identify and put in place necessary changes to its business processes and controls to support the adoption of the new standard, including implementing a new lease accounting software to assess the portfolio of leases, assist in the quantification of the expected impact on the consolidated financial statements and facilitate the calculations of the related accounting entries and disclosures. The Partnership is currently evaluating the effect that adopting the new lease guidance will have on its financial position, cash flows and results of operations.
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
Crude oil and natural gas revenues. The Partnership is party to certain contracts for crude oil gathering, stabilization, blending, storage and transportation, as well as natural gas gathering, compression, processing and gas lift services. Under these customer contracts, the Partnership has a series of performance obligations to provide daily integrated midstream services on a stand ready basis over a period of time. This represents a single performance obligation since the customer simultaneously receives and consumes the benefits of these services on a daily basis. Satisfaction of the performance obligation is measured as each day of service is completed, which directly corresponds with its right to consideration from the customer. Revenues associated with these contracts are recognized based upon the transaction price at month-end under the right to invoice practical expedient. Payments are typically due from customers 30 days after receipt of invoice.
Water revenues. The Partnership is also party to certain contracts with customers for water services, which includes produced and flowback water gathering and disposal services and freshwater supply and distribution services. Under its customer contracts for produced and flowback water services, the Partnership has a series of performance obligations to provide daily integrated midstream services on a stand ready basis over a period of time. This represents a single performance obligation since the customer simultaneously receives and consumes the benefits of these services on a daily basis. Satisfaction of the performance obligation is measured as each day of service is completed, which directly corresponds with its right to consideration from the customer. Revenues associated with these contracts are recognized based upon the transaction price at month-end under the right to invoice practical expedient. Payments are typically due from customers 30 days after receipt of invoice.
Under its customer contracts for freshwater supply and distribution services, the Partnership supplies and distributes freshwater to its customers for hydraulic fracturing and production optimization. These contracts contain multiple distinct performance obligations since each freshwater barrel can be sold separately and is not dependent or highly interrelated with other barrels. Revenue associated with freshwater supply and distribution services is recognized at a point in time based upon the transaction price when title, control and risk of loss transfers to the customer, which occurs at the delivery point. Payments are due from customers 30 days after receipt of invoice.
Disaggregation of revenues
The following table summarizes revenues associated with contracts with customers for crude oil, natural gas and water services for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Crude oil and natural gas services revenue	$34,347	$22,419	$98,489	$59,798
Water services revenue	37,120	24,962	100,957	65,535
Total revenues	$71,467	$47,381	$199,446	$125,333
Contract balances
Under the Partnership’s customer contracts, invoicing occurs once the Partnership’s performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Partnership’s contracts do not give rise to contract assets or liabilities under ASC 606.
Performance obligations
The majority of the Partnership’s customer contracts have a term greater than one year. The Partnership recognizes revenue under the right to invoice practical expedient for its contracts for crude oil, natural gas and produced and flowback water services and is not required to disclose the transaction price allocated to remaining performance obligations. Under the Partnership’s customer contracts for freshwater supply and distribution services, each barrel of freshwater delivered represents a separate performance obligation; therefore, future volumes delivered are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.
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
Additionally, for the period prior to the initial public offering, interest expense was recognized by the Predecessor related to its funding activity with Oasis Petroleum based on capital expenditures for the period using the weighted average effective interest rate for Oasis Petroleum’s long-term indebtedness.
General and administrative expenses and interest expense incurred from affiliate transactions with Oasis Petroleum include the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Expenses from affiliates
General and administrative	$4,490	$2,895	$15,320	$8,416
Interest expense, net of capitalized interest	—	2,714	—	6,945
5. Accrued Liabilities
The following table sets forth the Partnership’s accrued liabilities for the periods presented:

	September 30, 2018	December 31, 2017
	(In thousands)
Accrued capital costs	$43,323	$47,843
Accrued operating expenses	16,007	10,860
Other accrued liabilities	43	115
Total accrued liabilities	$59,373	$58,818
6. Property, Plant and Equipment
The following table sets forth the Partnership’s property, plant and equipment for the periods presented:

	September 30, 2018	December 31, 2017
	(In thousands)
Pipelines	$364,199	$255,231
Natural gas processing plant	112,563	102,371
Produced and flowback water facilities	92,646	80,050
Compressor stations	95,972	59,293
Other property and equipment	33,737	32,340
Construction in progress	177,417	124,643
Total property, plant and equipment	876,534	653,928
Less: accumulated depreciation and amortization	(54,555)	(34,348)
Total property, plant and equipment, net	$821,979	$619,580

7. Long-Term Debt
On September 25, 2017, the Partnership entered into a credit agreement (the “Credit Agreement”) for a $200.0 million revolving credit facility with OMP Operating as borrower (the “Revolving Credit Facility”), which has a maturity date of September 25, 2022. On August 27, 2018, the Partnership entered into an amendment to the Credit Agreement to (i) increase the aggregate amount of commitments from $200.0 million to $250.0 million; (ii) provide for the ability to further increase commitments to $400.0 million; and (iii) add six new lenders to the bank group.
The Revolving Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures of the Partnership. The Revolving Credit Facility includes a letter of credit sublimit of $10.0 million and a swingline loans sublimit of $10.0 million. All obligations of OMP Operating, as the borrower under the Revolving Credit Facility, are unconditionally guaranteed on a joint and several basis by the Partnership, OMP Operating and Bighorn DevCo. At September 30, 2018, $166.0 million of borrowings were outstanding under the Revolving Credit Facility, and the weighted average interest rate on borrowings under the Revolving Credit Facility was 4.0%.
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

The Partnership was in compliance with the financial covenants of the Revolving Credit Facility at September 30, 2018.

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
The Partnership did not record a tax provision for the three and nine months ended September 30, 2018. The provision for income taxes recorded by the Predecessor for the three and nine months ended September 30, 2017 was determined as if the Predecessor was a stand-alone taxpayer for the period prior to the initial public offering on September 25, 2017. The Predecessor’s effective tax rate for the three and nine months ended September 30, 2017 was 35.2% and 36.8%, respectively. The effective tax rates for the three and nine months ended September 30, 2017 were lower than the statutory tax rate applicable to the U.S. and the blended state rate for the states in which the Predecessor conducted its business primarily due to earnings not subject to tax for the period subsequent to the initial public offering on September 25, 2017.
9. Commitments and Contingencies
The Partnership has various contractual obligations in the normal course of its operations. Currently, there are no unrecorded commitments in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2018.
Water volume commitment agreements. As of September 30, 2018, the Partnership had certain agreements with an aggregate requirement to deliver a minimum quantity of approximately 16.3 million barrels of water, prior to any applicable volume credits, within specified timeframes, all of which are ten years or less. The estimable future commitments under these agreements were approximately $10.9 million as of September 30, 2018.
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
Mirada litigation. On March 23, 2017, Mirada filed a lawsuit against Oasis Petroleum, OPNA, and OMS, seeking monetary damages in excess of $100.0 million, declaratory relief, attorneys’ fees and costs (Mirada Energy, LLC, et al. v. Oasis Petroleum North America LLC, et al.; in the 334th Judicial District Court of Harris County, Texas; Case Number 2017-19911). In its original lawsuit, Mirada asserts that it is a working interest owner in certain acreage owned and operated by Oasis Petroleum in Wild Basin. Specifically, Mirada asserts that Oasis Petroleum has breached certain agreements by: (1) failing to allow Mirada to participate in Oasis Petroleum’s midstream operations in Wild Basin; (2) refusing to provide Mirada with information that Mirada contends is required under certain agreements and failing to provide information in a timely fashion; (3) failing to consult with Mirada and failing to obtain Mirada’s consent prior to drilling more than one well at a time in Wild Basin; and (4) overstating the estimated costs of proposed well operations in Wild Basin. Mirada seeks a declaratory judgment that OPNA be removed as operator in Wild Basin at Mirada’s election and that Mirada be allowed to elect a new operator; that certain agreements apply to Oasis Petroleum and Mirada and Wild Basin with respect to this dispute; that Oasis Petroleum be required to provide all information within its possession regarding proposed or ongoing operations in Wild Basin; and that OPNA not be permitted to drill, or propose to drill, more than one well at a time in Wild Basin without obtaining Mirada’s consent. Mirada also seeks a declaratory judgment with respect to Oasis Petroleum’s current midstream operations in Wild Basin. Specifically, Mirada seeks a declaratory judgment that Mirada has a right to participate in Oasis Petroleum’s Wild Basin midstream operations, consisting of produced and flowback water disposal, crude oil gathering and gas gathering and processing; that, upon Mirada’s election to participate, Mirada is obligated to pay its proportionate costs of Oasis Petroleum’s midstream operations in Wild Basin; and that Mirada would then be entitled to receive a share of revenues from the midstream operations and would not be charged any amount for its use of these facilities for production from the “Contract Area.”
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
On February 2, 2018 and February 16, 2018, Mirada filed a second and third amended petition, respectively. In these filings, Mirada alleged new legal theories for being entitled to enforce the underlying contracts, and added Bighorn DevCo LLC, Bobcat DevCo LLC and Beartooth DevCo LLC as defendants, asserting that these entities were created in bad faith in an effort to avoid contractual obligations owed to Mirada. Mirada may further amend its petition from time to time to assert additional claims as well as defendants.

On March 2, 2018, Mirada filed a fourth amended petition that described Mirada’s alleged ownership and assignment of interests in assets purportedly governed by agreements at issue in the lawsuit.  On August 31, 2018, Mirada filed a fifth amended petition that added the Partnership as a defendant, asserting that it was created in bad faith in an effort to avoid contractual obligations owed to Mirada.
Oasis Petroleum believes that Mirada’s claims are without merit, that Oasis Petroleum has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements which do not apply to Oasis Petroleum. Oasis Petroleum filed answers denying all of Mirada’s claims and intends to continue to vigorously defend against Mirada’s claims. The Partnership has not yet filed an answer because it has not yet been served with process. Discovery is ongoing, and each of the parties has made a number of procedural filings and motions, and additional filings and motions can be expected over the course of the claim. Trial is currently scheduled for May 2019. However, neither we nor Oasis Petroleum can predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to our or Oasis Petroleum’s interests, or if we or Oasis Petroleum were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on our business, results of operations and financial condition. Such an adverse determination could materially impact Oasis Petroleum’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in Oasis Petroleum’s midstream operations could materially reduce the interests of Oasis Petroleum and us in our current assets and future midstream opportunities and related revenues in Wild Basin. Under the Omnibus Agreement the Partnership entered into with Oasis Petroleum in connection with the closing of our initial public offering, Oasis Petroleum agreed to indemnify the Partnership for any losses resulting from this litigation. However, the Partnership cannot guarantee that such indemnity will fully protect the Partnership from the adverse consequences of any adverse ruling.
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
As of September 30, 2018, the aggregate number of common units that may be issued pursuant to any and all awards under the LTIP is equal to 1,980,118 common units, subject to adjustment due to recapitalization or reorganization, or related to forfeitures or expiration of awards, as provided under the LTIP. On January 1 of each calendar year following the adoption and prior to the expiration of the LTIP, the total number of common units that may be issued pursuant to the LTIP automatically increases by a number of common units equal to one percent of the number of common units outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31 (calculated by adding to the number of common units outstanding, all outstanding securities convertible into common units on such date on an as converted basis). As a result of this adjustment, an additional 137,618 common units were reserved for issuance pursuant to awards under the LTIP on January 1, 2018.

Phantom unit awards. On October 19, 2017, the Partnership granted under its LTIP 101,500 phantom unit awards (collectively the “Phantom Units” and each a “Phantom Unit”) to certain employees of Oasis Petroleum who are non-employees of the Partnership. Each Phantom Unit represents the right to receive a cash payment equal to the fair market value of one common unit on the day prior to the date it vests. Award recipients are also entitled to Distribution Equivalent Rights, which represent the right to receive a cash payment equal to the value of the distributions paid on one common unit between the grant date and the vesting date. The Phantom Units vest in equal amounts each year over a three-year period. The Phantom Units are accounted for as liability-classified awards since the awards will settle in cash. Under the fair value method for liability-classified awards, compensation expense is remeasured each reporting period at fair value based upon the closing price of a publicly traded common unit. Oasis Petroleum will reimburse the Partnership for the cash settlement amount of these awards. The Partnership recognizes in its Condensed Consolidated Balance Sheets the compensation expense associated with these awards in accounts receivable from Oasis Petroleum and accrued liabilities. As of September 30, 2018, unrecognized equity-based compensation expense for all outstanding Phantom Units was $1.4 million, which is expected to be recognized over a weighted average period of 2.16 years. The following table summarizes information related to the Phantom Units held by certain non-employees of the Partnership:

Phantom Units
Non-vested units outstanding at December 31, 2017	99,100
Granted	—
Vested	—
Forfeited	(9,600)
Non-vested units outstanding at September 30, 2018	89,500
Restricted unit awards. The Partnership has granted to independent directors of the General Partner restricted unit awards under its LTIP, which vest over a one-year period. These awards are accounted for as equity-classified awards since the awards will settle in common units upon vesting. Under the fair value method for equity-classified awards, equity-based compensation expense is measured at the grant date based on the fair value of the award and is recognized over the vesting period. During the nine months ended September 30, 2018, the Partnership granted 17,260 restricted unit awards which vest over a one-year period with a weighted-average grant date fair value of $17.55 per common unit. Equity-based compensation expense recorded for restricted unit awards for the three and nine months ended September 30, 2018 was approximately $0.1 million and $0.3 million, respectively. Equity-based compensation expense is included in general and administrative expenses on the Condensed Consolidated Statements of Operations. As of September 30, 2018, unrecognized equity-based compensation expense for all outstanding restricted unit awards was $0.2 million, which is expected to be recognized over a weighted average period of 0.54 years. The following table summarizes information related to restricted units held by certain directors of the General Partner:

Restricted Units
Non-vested units outstanding at December 31, 2017	11,766
Granted	17,260
Vested	(11,766)
Forfeited	—
Non-vested units outstanding at September 30, 2018	17,260
Restricted stock awards (Predecessor). Prior to the initial public offering on September 25, 2017, certain employees of Oasis Petroleum were granted restricted stock awards under its Amended and Restated 2010 Long Term Incentive Plan, the majority of which vest over a three-year period. Oasis Petroleum accounts for these awards as equity-classified awards, in accordance with GAAP. The value of restricted stock grants is based on the closing sales price of Oasis Petroleum’s common stock on the date of grant, and compensation expense is recognized ratably over the requisite service period. During the nine months ended September 30, 2017, employees of the Predecessor were granted restricted stock awards equal to 91,550 shares of common stock with a $14.95 weighted average grant date fair value per share.
In accordance with its indirect shared service expense allocation from Oasis Petroleum, the Predecessor recorded equity-based compensation expense associated with these awards of approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2017, respectively, in general and administrative expenses on the Condensed Consolidated Statements of Operations. There is no unrecognized expense associated with these awards for the Partnership.

11. Partnership Equity and Distributions
Cash distributions. On October 30, 2018, the Board of Directors of the General Partner declared the quarterly cash distribution for the third quarter of 2018 of $0.4300 per unit. The distribution will be payable on November 27, 2018 to unitholders of record as of November 9, 2018.
The following table details the distributions paid in respect of each period in which the distributions were earned:

				Distributions
				Limited Partners		General Partner
Period	Record Date	Distribution Date	Distribution per limited partner unit	Common units	Subordinated units	IDRs
			(In thousands, except per unit data)
Q3 2017(1)	February 16, 2018	February 26, 2018	$0.0245	$337	$337	$—
Q4 2017	February 16, 2018	February 26, 2018	0.3750	5,161	5,156	—
Q1 2018	May 17, 2018	May 29, 2018	0.3925	5,406	5,397	—
Q2 2018	August 16, 2018	August 28, 2018	0.4100	5,649	5,638	—
Q3 2018 (2)	November 9, 2018	November 27, 2018	0.4300	5,925	5,913	—
__________________
(1) Distribution prorated from the closing of the Partnership’s initial public offering on September 25, 2017.
(2) The cash distribution for the three months ended September 30, 2018 was determined based upon the number of units outstanding at November 1, 2018.
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
Incentive distribution rights. The General Partner owns all of the Partnership’s IDRs, which will entitle it to increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes in excess of $0.43125 per unit per quarter. The maximum distribution of 50.0% does not include any distributions that Oasis Petroleum may receive on common units or subordinated units that it owns. No distributions have been declared on the IDRs since the Partnership’s initial public offering.
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

	Three Months Ended September 30, 2018
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total
	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP:
Distribution declared	$—	$5,925	$5,913	$11,838
Undistributed earnings attributable to Oasis Midstream Partners LP	—	269	269	538
Net income attributable to Oasis Midstream Partners LP	$—	$6,194	$6,182	$12,376

Weighted average limited partner units outstanding
Basic		13,751
Diluted		13,769

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$0.45
Diluted		0.45

Anti-dilutive restricted units		8

	Three Months Ended September 30, 2017
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total
	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP:
Distribution declared(1)	$—	$337	$337	$674
Excess distributions attributable to Oasis Midstream Partners LP	—	(71)	(77)	(148)
Net income attributable to Oasis Midstream Partners LP	$—	$266	$260	$526

Weighted average limited partner units outstanding
Basic		12,625
Diluted		12,625

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$0.02
Diluted		0.02

Anti-dilutive restricted units		12
___________________
(1) On February 2, 2018, the Board of Directors of the General Partner declared the quarterly cash distribution for the third quarter of 2017 of $0.0245 per unit for the six days ended September 30, 2017. The cash distribution for the third quarter of 2017 was prorated from the closing of the initial public offering on September 25, 2017.

	Nine Months Ended September 30, 2018
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total
	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP:
Distribution declared	$—	$16,980	$16,948	$33,928
Undistributed earnings attributable to Oasis Midstream Partners LP	—	423	423	846
Net income attributable to Oasis Midstream Partners LP	$—	$17,403	$17,371	$34,774

Weighted average limited partner units outstanding
Basic		13,750
Diluted		13,764

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$1.27
Diluted		1.26

Anti-dilutive restricted units		8

	Nine Months Ended September 30, 2017
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total
	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP:
Distribution declared(1)	$—	$337	$337	$674
Excess distributions attributable to Oasis Midstream Partners LP	—	(71)	(77)	(148)
Net income attributable to Oasis Midstream Partners LP	$—	$266	$260	$526

Weighted average limited partner units outstanding
Basic		12,625
Diluted		12,625

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$0.02
Diluted		0.02

Anti-dilutive restricted units		12
___________________
(1) On February 2, 2018, the Board of Directors of the General Partner declared the quarterly cash distribution for the third quarter of 2017 of $0.0245 per unit for the six days ended September 30, 2017. The cash distribution for the third quarter of 2017 was prorated from the closing of the initial public offering on September 25, 2017.

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

Highlights:

•
Declared the quarterly cash distribution for the third quarter of 2018 of $0.4300 per unit, an approximate 5% increase from the cash distribution declared for the second quarter of 2018, in line with the Partnership’s 20% annualized distribution growth target.

•	Net income was $38.8 million for the three months ended September 30, 2018 and net cash from operating activities was $40.8 million for the three months ended September 30, 2018.

•
Adjusted EBITDA was $46.3 million for the three months ended September 30, 2018 and net Adjusted EBITDA to the Partnership was $16.6 million for the three months ended September 30, 2018. See “Non-GAAP Financial Measures” below. Net adjusted EBITDA was reduced by approximately $1.8 million related to non-recurring items.

•	Distributable Cash Flow was $14.4 million for the three months ended September 30, 2018, resulting in distribution coverage of 1.22x. See “Non-GAAP Financial Measures” below.

•
Increased water volumes in Beartooth DevCo to 151.3 thousand barrels of water per day (“Mbwpd”), a 54% increase compared to the third quarter of 2017. Approximately 75% of the increase was related to Oasis Petroleum produced water growth and approximately 25% was associated with increased freshwater volumes, which was largely driven by third-party sales.

The following table summarizes the gross throughput volumes, operating income, depreciation and amortization and capital expenditures for our midstream services for the period presented.

Three Months Ended September 30,
2018
(In thousands, except throughput volumes)
Bighorn DevCo
Crude oil services volumes (Mbopd)	42.5
Natural gas services volumes (MMscfpd)	96.0
Operating income	$5,345
Depreciation and amortization	2,845
Capital expenditures	7,914
Bobcat DevCo
Crude oil services volumes (Mbopd)	35.8
Natural gas services volumes (MMscfpd)	141.2
Water services volumes (Mbwpd)	54.3
Operating income	$18,973
Depreciation and amortization	2,247
Capital expenditures	43,344
Beartooth DevCo
Water services volumes (Mbwpd)	151.3
Operating income	$15,639
Depreciation and amortization	2,097
Capital expenditures	11,142
Oasis Midstream Partners LP
DevCo operating income	$39,957
Public company expenses	959
OMP operating income	39,013
Depreciation and amortization	7,100
Equity-based compensation expense	63
Total capital expenditures (“CapEx”)	62,400
Maintenance CapEx	805
Expansion CapEx	61,595

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

In connection with the initial public offering, we entered into a credit agreement (the “Credit Agreement”) for a revolving credit facility with OMP Operating LLC as borrower (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin (as described in the Credit Agreement) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) or (ii) with respect to ABR Loans, the greatest of (A) the Prime Rate in effect on such day, (B) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (C) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the Credit Agreement).
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
The following table summarizes our revenues for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(In thousands)
Operating results
Revenues
Midstream services for Oasis Petroleum	$68,863	$47,002	$21,861	$194,694	$123,777	$70,917
Midstream services for third parties	2,604	379	2,225	4,752	1,556	3,196
Total revenues	$71,467	$47,381	$24,086	$199,446	$125,333	$74,113
Three months ended September 30, 2018 as compared to three months ended September 30, 2017
Total midstream revenues increased $24.1 million to $71.5 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was driven by a $12.2 million increase related to higher water service volumes due to an increase in produced and flowback water gathering and injection volumes from Oasis Petroleum, as well as an increase in freshwater volumes delivered to Oasis Petroleum and third parties. In addition, there was a $11.9 million increase related to higher crude oil and natural gas service volumes, partially offset by downtime at the natural gas processing plant in Wild Basin during the three months ended September 30, 2018.
Nine months ended September 30, 2018 as compared to nine months ended September 30, 2017
Total midstream revenues increased $74.1 million to $199.4 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was driven by a $38.7 million increase related to higher crude oil and natural gas service volumes, partially offset by downtime at the natural gas processing plant in Wild Basin during the three months ended September 30, 2018. In addition, there was a $35.4 million increase related to higher water service volumes due to an increase in produced and flowback water gathering and injection volumes from Oasis Petroleum, as well as an increase in freshwater volumes delivered to Oasis Petroleum and third parties.

Expenses and other income
The following table summarizes our operating expenses and other income and expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(In thousands)
Operating expenses
Direct operating	$19,816	$13,015	$6,801	$53,266	$31,108	$22,158
Depreciation and amortization	7,189	4,147	3,042	20,212	11,359	8,853
General and administrative	5,449	5,084	365	17,496	13,868	3,628
Total operating expenses	32,454	22,246	10,208	90,974	56,335	34,639
Operating income	39,013	25,135	13,878	108,472	68,998	39,474
Other income (expense)
Interest expense, net of capitalized interest	(163)	(2,733)	2,570	(608)	(6,965)	6,357
Other income (expense)	(15)	5	(20)	(15)	7	(22)
Total other income (expense)	(178)	(2,728)	2,550	(623)	(6,958)	6,335
Income before income taxes	38,835	22,407	16,428	107,849	62,040	45,809
Income tax expense	—	7,898	(7,898)	—	22,858	(22,858)
Net income	38,835	14,509	24,326	107,849	39,182	68,667
Less: net income prior to the initial public offering	—	12,904	(12,904)	—	37,577	(37,577)
Net income subsequent to the initial public offering	38,835	1,605	37,230	107,849	1,605	106,244
Less: net income attributable to non-controlling interests subsequent to the initial public offering	26,459	1,079	25,380	73,075	1,079	71,996
Net income attributable to Oasis Midstream Partners LP	$12,376	$526	$11,850	$34,774	$526	$34,248
Three months ended September 30, 2018 as compared to three months ended September 30, 2017
Direct operating expenses. The $6.8 million increase for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily driven by a $4.6 million increase related to higher crude oil and natural gas direct operating costs due to increased crude oil and natural gas service volumes, coupled with a $2.2 million increase related to produced and flowback water and freshwater direct operating costs as a result of higher water service volumes.
Depreciation and amortization. Depreciation and amortization expense increased $3.0 million to $7.2 million for the three months ended September 30, 2018 as compared to three months ended September 30, 2017, primarily as a result of additional assets placed into service.
General and administrative (“G&A”) expenses. G&A expenses include direct labor and allocated costs of overhead support provided by Oasis Petroleum, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, tax and engineering. The increase of $0.4 million in G&A expenses for the three months ended September 30, 2018 as compared to three months ended September 30, 2017 was primarily a result of increased employee compensation as a result of organizational growth.
Interest expense. The $2.6 million decrease in interest expense, net of capitalized interest, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was attributable to a lower weighted average borrowing rate on the Revolving Credit Facility compared to the weighted average borrowing rate of the Predecessor.
Income tax expense. The Partnership is not a taxable entity for U.S. federal income tax purposes and taxes are generally borne by our partners through the allocation of taxable income. Income tax expense for the three months ended September 30, 2017 was recorded at 35.2% of pre-tax net income.
Nine months ended September 30, 2018 as compared to nine months ended September 30, 2017
Direct operating expenses. The $22.2 million increase for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily driven by a $12.4 million increase related to higher crude oil and natural gas direct operating costs due to increased crude oil and natural gas service volumes, coupled with a $9.8 million increase related to produced and flowback water and freshwater direct operating costs as a result of higher water service volumes.
Depreciation and amortization. Depreciation and amortization expense increased $8.9 million to $20.2 million for the nine months ended September 30, 2018 as compared to nine months ended September 30, 2017, primarily as a result of additional assets placed into service.
G&A expenses. G&A expenses include direct labor and allocated costs of overhead support provided by Oasis Petroleum, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, tax and engineering. The increase of $3.6 million in G&A expenses for the nine months ended September 30, 2018 as compared to nine months ended September 30, 2017 was primarily a result of increased employee compensation as a result of organizational growth.
Interest expense. The $6.4 million decrease in interest expense, net of capitalized interest, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was attributable to a lower weighted average borrowing rate on the Revolving Credit Facility compared to the weighted average borrowing rate of the Predecessor.
Income tax expense. The Partnership is not a taxable entity for U.S. federal income tax purposes and taxes are generally borne by our partners through the allocation of taxable income. Income tax expense for the nine months ended September 30, 2017 was recorded at 36.8% of pre-tax net income.
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
Our cash flows for the nine months ended September 30, 2018 and 2017 are presented below:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$156,900	$71,569
Net cash used in investing activities	(219,819)	(136,861)
Net cash provided by financing activities	67,026	65,292
Increase in cash and cash equivalents	$4,107	$—
Cash flows provided by operating activities
Net cash provided by operating activities was $156.9 million and $71.6 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in cash flows from operating activities for the nine months ended September 30, 2018 as compared to 2017 was primarily due to an increase in net income as a result of higher throughput volumes on our systems.
Cash flows used in investing activities
Net cash used in investing activities was $219.8 million and $136.9 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in net cash used in investing activities for the nine months ended September 30, 2018 as compared to 2017 was attributable to the capital spending on our second Wild Basin gas plant and the development of additional midstream infrastructure in Wild Basin.

Our capital expenditures are summarized in the following table(1):

	1Q2018		2Q2018		3Q2018		Nine Months Ended September 30, 2018
	(In thousands)
Capital expenditures	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Maintenance capital expenditures	$2,379	$796	$2,163	$497	$805	$418	$5,347	$1,711
Expansion capital expenditures	78,867	48,663	68,139	18,603	61,595	16,287	208,601	83,553
Total CapEx	$81,246	$49,459	$70,302	$19,100	$62,400	$16,705	$213,948	$85,264
Our capital expenditures by DevCo are summarized in the following table(1):

		1Q2018		2Q2018		3Q2018		Nine Months Ended September 30, 2018
		(In thousands)
DevCo	OMP Ownership	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Bighorn DevCo	100%	$42,185	$42,185	$8,840	$8,840	$7,914	$7,914	$58,939	$58,939
Bobcat DevCo	10%	27,835	2,783	47,751	4,775	43,344	4,334	118,930	11,892
Beartooth DevCo	40%	11,226	4,491	13,711	5,485	11,142	4,457	36,079	14,433
Total CapEx		$81,246	$49,459	$70,302	$19,100	$62,400	$16,705	$213,948	$85,264
__________________
(1) Capital expenditures reflected in the tables above differ from capital expenditures shown in the statement of cash flows in our condensed consolidated financial statements because amounts reflected in the tables above include accrued capital expenditures.
Cash flows provided by financing activities
For the nine months ended September 30, 2018 and 2017, net cash provided by financing activities was $67.0 million and $65.3 million, respectively. The primary sources of net cash provided by financing activities for the nine months ended September 30, 2018 was from net borrowings under our Revolving Credit Facility of $88.0 million and capital contributions from non-controlling interests of $115.5 million, offset by distributions to non-controlling interests of $103.1 million and distributions to unitholders of $33.1 million. The primary sources of net cash provided by financing activities for the nine months ended September 30, 2017 were proceeds from our initial public offering of $115.8 million and capital contributions from Oasis Petroleum of $65.1 million, offset by distributions to Oasis Petroleum of $113.7 million.
Revolving credit facility. We have the Revolving Credit Facility with an aggregate amount of commitments of $250.0 million as of September 30, 2018. The Revolving Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures. At September 30, 2018, $166.0 million of borrowings were outstanding under the Revolving Credit Facility, and the weighted average interest rate on borrowings under the Revolving Credit Facility was 4.0%.
On August 27, 2018, we entered into an amendment to the Revolving Credit Facility to (i) increase the aggregate amount of commitments from $200.0 million to $250.0 million; (ii) provide for the ability to further increase commitments to $400.0 million and (iii) add six new lenders to the bank group. The Revolving Credit Facility matures on September 25, 2022.
The Credit Agreement includes certain financial covenants as of the end of each fiscal quarter, including a (1) consolidated total leverage ratio, (2) consolidated senior secured leverage ratio and (3) consolidated interest coverage ratio (each covenant as described in the Credit Agreement). We were in compliance with the financial covenants at September 30, 2018.
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
On October 30, 2018, the Board of Directors of the General Partner, declared the quarterly distribution for the third quarter of 2018 of $0.4300 per unit. The distribution will be payable on November 27, 2018 to unitholders of record as of November 9, 2018.

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
The following table presents a reconciliation of the GAAP financial measure of interest expense, net of capitalized interest, to the non-GAAP financial measure of Cash Interest for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Interest expense, net of capitalized interest	$163	$2,733	$608	$6,965
Capitalized interest	1,708	436	3,905	658
Amortization of deferred financing costs(1)	(128)	(7)	(361)	(7)
Cash Interest	1,743	3,162	4,152	7,616
Less: Cash Interest prior to the initial public offering	—	3,149	—	7,603
Cash Interest attributable to Oasis Midstream Partners LP	$1,743	$13	$4,152	$13
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

The following table presents reconciliations of the GAAP financial measures of net income and net cash provided by operating activities to the non-GAAP financial measure of Adjusted EBITDA and Distributable Cash Flow for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$38,835	$14,509	$107,849	$39,182
Income tax expense	—	7,898	—	22,858
Depreciation and amortization	7,189	4,147	20,212	11,359
Equity-based compensation expense	114	—	280	—
Interest expense, net of capitalized interest	163	2,733	608	6,965
Other non-cash adjustments	—	286	—	999
Adjusted EBITDA	46,301	29,573	128,949	81,363
Less: Adjusted EBITDA prior to the initial public offering	—	27,694	—	79,484
Adjusted EBITDA subsequent to the initial public offering	46,301	1,879	128,949	1,879
Less: Adjusted EBITDA attributable to non-controlling interests	29,739	1,214	82,250	1,214
Adjusted EBITDA attributable to Oasis Midstream Partners LP	16,562	665	46,699	665
Cash Interest attributable to Oasis Midstream Partners LP	1,743	13	4,152	13
Maintenance capital expenditures	418	84	1,711	84
Distributable Cash Flow attributable to Oasis Midstream Partners LP	$14,401	$568	$40,836	$568

Net cash provided by operating activities	$40,753	$29,093	$156,900	$71,569
Current tax expense	—	6,042	—	17,618
Interest expense, net of capitalized interest	163	2,733	608	6,965
Changes in working capital	5,516	(8,288)	(28,324)	(14,782)
Other non-cash adjustments	(131)	(7)	(235)	(7)
Adjusted EBITDA	46,301	29,573	128,949	81,363
Less: Adjusted EBITDA prior to the initial public offering	—	27,694	—	79,484
Adjusted EBITDA subsequent to the initial public offering	46,301	1,879	128,949	1,879
Less: Adjusted EBITDA attributable to non-controlling interests	29,739	1,214	82,250	1,214
Adjusted EBITDA attributable to Oasis Midstream Partners LP	16,562	665	46,699	665
Cash Interest attributable to Oasis Midstream Partners LP	1,743	13	4,152	13
Maintenance capital expenditures	418	84	1,711	84
Distributable Cash Flow attributable to Oasis Midstream Partners LP	$14,401	$568	$40,836	$568

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
Concentration of customer credit risk. We are dependent on Oasis Petroleum as our most significant customer, and we expect to derive a substantial majority of our revenues from Oasis Petroleum for the foreseeable future. As a result, any event, whether in our dedicated areas or otherwise, that adversely affects Oasis Petroleum’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Further, we are subject to the risk of non-payment or non-performance by Oasis Petroleum. We cannot predict the extent to which Oasis Petroleum’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Oasis Petroleum’s ability to execute its drilling and development program or to perform under our agreements. Any material non-payment or non-performance by Oasis Petroleum could reduce our ability to make distributions to our unitholders. We did not experience any significant defaults on accounts receivable for the nine months ended September 30, 2018.
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
Interest rate risk. We have a Revolving Credit Facility which provides for an aggregate commitment amount of $250 million. At September 30, 2018, we had $166.0 million of borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) or (ii) with respect to ABR Loans, the greatest of (A) the Prime Rate in effect on such day, (B) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (c) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the Credit Agreement). The applicable margin for borrowings under the Revolving Credit Facility is based on the Partnership’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.50%.
At September 30, 2018, the outstanding borrowings under our Revolving Credit Facility bore interest at LIBOR plus a 1.75% margin. We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in efforts to reduce interest rate expense related to debt issued under our Revolving Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at September 30, 2018.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Mirada litigation. On March 23, 2017, Mirada filed a lawsuit against Oasis Petroleum, OPNA, and OMS, seeking monetary damages in excess of $100.0 million, declaratory relief, attorneys’ fees and costs (Mirada Energy, LLC, et al. v. Oasis Petroleum North America LLC, et al.; in the 334th Judicial District Court of Harris County, Texas; Case Number 2017-19911). In its original lawsuit, Mirada asserts that it is a working interest owner in certain acreage owned and operated by Oasis Petroleum in Wild Basin. Specifically, Mirada asserts that Oasis Petroleum has breached certain agreements by: (1) failing to allow Mirada to participate in Oasis Petroleum’s midstream operations in Wild Basin; (2) refusing to provide Mirada with information that Mirada contends is required under certain agreements and failing to provide information in a timely fashion; (3) failing to consult with Mirada and failing to obtain Mirada’s consent prior to drilling more than one well at a time in Wild Basin; and (4) overstating the estimated costs of proposed well operations in Wild Basin. Mirada seeks a declaratory judgment that OPNA be removed as operator in Wild Basin at Mirada’s election and that Mirada be allowed to elect a new operator; that certain agreements apply to Oasis Petroleum and Mirada and Wild Basin with respect to this dispute; that Oasis Petroleum be required to provide all information within its possession regarding proposed or ongoing operations in Wild Basin; and that OPNA not be permitted to drill, or propose to drill, more than one well at a time in Wild Basin without obtaining Mirada’s consent. Mirada also seeks a declaratory judgment with respect to Oasis Petroleum’s current midstream operations in Wild Basin. Specifically, Mirada seeks a declaratory judgment that Mirada has a right to participate in Oasis Petroleum’s Wild Basin midstream operations, consisting of produced and flowback water disposal, crude oil gathering and gas gathering and processing; that, upon Mirada’s election to participate, Mirada is obligated to pay its proportionate costs of Oasis Petroleum’s midstream operations in Wild Basin; and that Mirada would then be entitled to receive a share of revenues from the midstream operations and would not be charged any amount for its use of these facilities for production from the “Contract Area.”
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
On February 2, 2018 and February 16, 2018, Mirada filed a second and third amended petition, respectively. In these filings, Mirada alleged new legal theories for being entitled to enforce the underlying contracts, and added Bighorn DevCo LLC, Bobcat DevCo LLC and Beartooth DevCo LLC as defendants, asserting that these entities were created in bad faith in an effort to avoid contractual obligations owed to Mirada.
On March 2, 2018, Mirada filed a fourth amended petition that described Mirada’s alleged ownership and assignment of interests in assets purportedly governed by agreements at issue in the lawsuit.  On August 31, 2018, Mirada filed a fifth amended petition that added the Partnership as a defendant, asserting that it was created in bad faith in an effort to avoid contractual obligations owed to Mirada.
Oasis Petroleum believes that Mirada’s claims are without merit, that Oasis Petroleum has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements which do not apply to Oasis Petroleum. Oasis Petroleum filed answers denying all of Mirada’s claims and intends to continue to vigorously defend against Mirada’s claims. The Partnership has not yet filed an answer because it has not yet been served with process. Discovery is ongoing, and each of the parties has made a number of procedural filings and motions, and additional filings and motions can be expected over the course of the claim. Trial is currently scheduled for May 2019. However, neither we nor Oasis Petroleum can predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to our or Oasis Petroleum’s interests, or if we or Oasis Petroleum were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on our business, results of operations and financial condition. Such an adverse determination could materially impact Oasis Petroleum’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in Oasis Petroleum’s midstream operations could materially reduce the interests of Oasis Petroleum and us in our current assets and future midstream opportunities and related revenues in Wild Basin. Under the Omnibus Agreement the Partnership entered into with Oasis Petroleum in connection with the closing of our initial public offering, Oasis Petroleum agreed to indemnify the Partnership for any losses resulting from this litigation. However, the Partnership cannot guarantee that such indemnity will fully protect the Partnership from the adverse consequences of any adverse ruling.
Item 1A. — Risk Factors
Our business faces many risks. Any of the risks discussed elsewhere in this Form 10-Q and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”). There have been no material changes in our risk factors from those described in our 2017 Annual Report and subsequent SEC filings.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

10.1
First Amendment to Credit Agreement, dated as of August 27, 2018 among Oasis Midstream Partners LP, as Parent, OMP Operating LLC, as Borrower, the Other Credit Parties party thereto, Wells Fargo Bank, N.A., as Administrative Agent and the Lenders thereto (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K on August 31, 2018 and incorporated herein by reference).

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

OASIS MIDSTREAM PARTNERS LP
By: OMP GP LLC, its general partner
Date:	November 6, 2018	By:	/s/ Taylor L. Reid
Taylor L. Reid
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Richard N. Robuck
Richard N. Robuck
Senior Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)