Form 10-K
period 2018-12-31
Oasis Midstream Partners LP
filed 2019-03-01
CIK 1652133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number: 001-38212

Oasis Midstream Partners LP (Exact name of registrant as specified in its charter)

Delaware	47-1208855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fannin Street, Suite 1500 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(281) 404-9500 (Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Common Units Representing Limited Partner Interests	New York Stock Exchange
(Title of Class)	(Name of Exchange)
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $151,962,333.
At February 22, 2019, there were 33,795,196 units representing limited partner interests (consisting of 20,045,196 common units and 13,750,000 subordinated units) outstanding.
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
Forward-looking statements can be affected by the assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed below and detailed under Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Actual results may vary materially. Although forward-looking statements reflect our good faith beliefs at the time they are made, you are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and you should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include but are not limited to:

•	an inability of Oasis Petroleum (as defined below) or our other future customers to meet their operational and development plans on a timely basis or at all;

•	the execution of our business strategies;

•	the demand for and price of crude oil and natural gas, on an absolute basis and in comparison to the price of alternative and competing fuels;

•	the fees we charge, and the margins we realize, from our midstream services;

•	the cost of achieving organic growth in current and new markets;

•	our ability to make acquisitions of other midstream infrastructure assets or other assets that complement or diversify our operations;

•	our ability to make acquisitions of other assets on economically acceptable terms from Oasis Petroleum;

•	the lack of asset and geographic diversification;

•	the suspension, reduction or termination of our commercial agreements with Oasis Petroleum;

•	labor relations and government regulations;

•	competition and actions taken by third-party producers, operators, processors and transporters;

•	outcomes of litigation and regulatory investigations, proceedings or inquiries;

•	the demand for, and the costs of developing and conducting, our midstream infrastructure services;

•
general economic conditions, including the risk of a prolonged economic slowdown or decline, or the risk of delay in a recovery, which can affect the long-term demand for natural gas and crude oil and related services;

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

PART I
Item 1. Business
Overview
Oasis Midstream Partners LP (the “Partnership,” “OMP,” “we,” “us,” or “our”) is a growth-oriented, fee-based master limited partnership formed by its sponsor, Oasis Petroleum Inc. (NYSE: OAS) (“Oasis Petroleum”), to own, develop, operate and acquire a diversified portfolio of midstream assets in North America that are integral to the crude oil and natural gas operations of Oasis Petroleum and are strategically positioned to capture volumes from other producers. Our current midstream operations are performed exclusively within the Williston Basin, one of the most prolific crude oil producing basins in North America. We expect to grow acquisitively through accretive, dropdown acquisitions, organically as Oasis Petroleum continues to develop its acreage and through payments of capital contributions to our DevCos that increase our percentage interest ownership in our DevCos. Additionally, we expect to grow by offering our services to third parties and through acquisitions of midstream assets from third parties. Through our entry into an Omnibus Agreement (as defined below), Oasis Petroleum has also granted us a right of first offer (“ROFO”), which converts into a right of first refusal (“ROFR”) from any successor upon a change of control of Oasis Petroleum with respect to its retained interests in two of our three development companies and any other midstream assets that Oasis Petroleum or any successor to Oasis Petroleum builds with respect to its current acreage and elects to sell in the future (the “Subject Assets”). See “Contractual arrangements with Oasis Petroleum” below.
We divide our operations into two primary areas with developed midstream infrastructure, both of which are supported by significant acreage dedications from Oasis Petroleum. In Wild Basin, Oasis Petroleum has dedicated to us approximately 65,000 acres, of which approximately 29,000 acres are within Oasis Petroleum’s current gross operated acreage position, and in which we have the right to provide crude oil, natural gas and water services to support Oasis Petroleum’s existing and future volumes. Outside of the Wild Basin, Oasis Petroleum has dedicated to us approximately 581,000 acres for produced and flowback water services, of which approximately 299,000 acres are within Oasis Petroleum’s current gross operated acreage. In addition, Oasis Petroleum has dedicated to us approximately 364,000 acres for freshwater services, of which approximately 203,000 acres are within Oasis Petroleum’s current gross operated acreage. We have also received certain commitments from third parties in which we have the right to provide our full suite of midstream services to support existing and future third party volumes.
We generate substantially all of our revenues through long-term, fee-based contractual arrangements with wholly owned subsidiaries of Oasis Petroleum, as described below, which minimize our direct exposure to commodity prices. Furthermore, we do not take ownership of the crude oil or natural gas that we handle for Oasis Petroleum; however, we take ownership of natural gas under certain purchase arrangements with third parties. We believe our contractual arrangements will provide us with stable and predictable cash flows over the long-term. We have entered into 15-year, fixed-fee contracts for natural gas services (gathering, compression, processing and gas lift), crude oil services (gathering, stabilization, blending and storage), produced and flowback water services (gathering and disposal) and freshwater services (fracwater and flushwater distribution) with Oasis Petroleum and Oasis Midstream Services LLC (“OMS”). OMS is a wholly owned subsidiary of OMS Holdings LLC (“OMS Holdings”), which is the managing member of our general partner, OMP GP LLC (“General Partner”) and a wholly owned subsidiary of Oasis Petroleum. We are also a party to the long-term, Federal Energy Regulatory Commission (“FERC”) regulated transportation services agreement governing the transportation of crude oil via pipeline from the Wild Basin area to Johnson’s Corner, which OMS previously entered into with Oasis Petroleum Marketing LLC (“OPM”), a wholly owned subsidiary of Oasis Petroleum. This agreement is renewable at OPM’s option. In addition, we have increased customer diversification by entering into numerous agreements and transactions with third parties to provide our full suite of midstream services.
Contributed Businesses and Organizational Structure
Our assets
We operate our midstream infrastructure business through our development companies, two of which are jointly-owned with Oasis Petroleum.
Initial public offering. On September 25, 2017, we completed the initial public offering of 7,500,000 common units representing limited partner interests in the Partnership at a price to the public of $17.00 per common unit. Additionally, on

October 10, 2017, we issued an additional 1,125,000 common units representing limited partner interests pursuant to the underwriters’ over-allotment option at the same price and on the same terms. We received net proceeds from the initial public offering of $134.2 million after deducting underwriting discounts, structuring fees and offering costs. We distributed $132.1 million of the net proceeds to Oasis Petroleum. Our common units are traded on the New York Stock Exchange (“NYSE”) under the symbol OMP.
Contributed businesses. In connection with the initial public offering, Oasis Petroleum contributed to us a 100% ownership interest in Bighorn DevCo LLC (“Bighorn DevCo”), a 10% ownership interest in Bobcat DevCo LLC (“Bobcat DevCo”) and a 40% ownership interest in Beartooth DevCo LLC (“Beartooth DevCo” and, together with Bighorn DevCo and Bobcat DevCo, the “DevCos”). On November 19, 2018, we completed our acquisition from Oasis Petroleum of additional ownership interests in Bobcat DevCo and Beartooth DevCo (the “Dropdown Acquisition”). The Dropdown Acquisition increased our ownership interest in Bobcat DevCo from 10% to 25% and increased our ownership interest in Beartooth DevCo from 40% to 70%. The Dropdown Acquisition was funded in part by the net proceeds from a public offering of 2,300,000 common units (including 300,000 common units issued pursuant to the underwriters’ option to purchase additional common units) at a purchase price to the public of $20.00 per common unit, which was completed on November 14, 2018.
The following table provides a summary of our DevCos (as of December 31, 2018, unless otherwise indicated) along with our ownership of these assets.

DevCos	Areas Served	Service Lines	OMP Ownership
Bighorn DevCo	Wild Basin	– Natural gas processing – Crude oil stabilization – Crude oil blending – Crude oil and NGL storage – Crude oil transportation	100%
Bobcat DevCo	Wild Basin	– Natural gas gathering – Natural gas compression – Gas lift – Crude oil gathering – Produced and flowback water gathering – Produced and flowback water disposal	25%
Beartooth DevCo	Alger Cottonwood Hebron Indian Hills Red Bank Wild Basin	– Produced and flowback water gathering – Produced and flowback water disposal – Freshwater supply and distribution	70%
Bighorn DevCo and Bobcat DevCo. As of December 31, 2018, we own a 100% interest in Bighorn DevCo and a 25% interest in Bobcat DevCo, each of which has assets and operations in the Wild Basin operating area. Bighorn DevCo’s assets include gas processing and crude oil stabilization, blending, storage and transportation. These assets generate strong cash flows with additional growth through expansion capital expenditures, as well as organic growth expected through Oasis Petroleum’s continued development of its acreage in the Wild Basin area. Bobcat DevCo’s assets include gas gathering, compression and gas lift, crude oil gathering and produced and flowback water gathering and disposal. Bobcat DevCo’s assets are operational, but the development of these assets are mid-cycle and will require significant expansion capital expenditures over the near term. For the 2019 calendar year, we have reached an agreement with Oasis Petroleum pursuant to which we will fund up to $80 million of capital expenditures to Bobcat DevCo that Oasis Petroleum would otherwise be required to contribute, in exchange for an increased ownership interest in Bobcat DevCo (see Note 14 to our consolidated financial statements). We believe our 100% ownership in Bighorn DevCo and increasing ownership in Bobcat DevCo will generate significant and stable cash flows over time. Both Bighorn DevCo and Bobcat DevCo hold assets in the Wild Basin area in McKenzie County, North Dakota, which is a key area of focus for Oasis Petroleum’s drilling and development efforts. We believe our crude oil and natural gas gathering, processing and transportation assets provide an economic advantage to Oasis Petroleum by providing critical infrastructure needed to move product to market and allow Oasis Petroleum to realize substantially better pricing realizations on its produced crude oil and natural gas. Our existing midstream infrastructure in the basin facilitates more efficient execution of Oasis Petroleum’s development plan by substantially minimizing the time necessary to connect new wells to market. In addition, we have entered into numerous agreements and transactions with third parties, which contributes to revenue growth for both Bighorn DevCo and Bobcat DevCo.
Beartooth DevCo. As of December 31, 2018, we own a 70% interest in Beartooth DevCo, which owns a significant portion of our water infrastructure assets. These assets, which gather and dispose of produced and flowback water, deliver freshwater for well completion and deliver freshwater for production optimization services, are predominately located in Oasis Petroleum’s

Alger, Cottonwood, Hebron, Indian Hills and Red Bank operating areas. Additionally, we operate a freshwater distribution system in McKenzie County, North Dakota, to service a portion of Oasis Petroleum’s completion activity in that area and provide freshwater services to third parties. Substantially all of Oasis Petroleum’s dedicated acreage can be serviced by these assets given the reach of our widely dispersed infrastructure systems currently in place, which can easily service additional wells through low cost connections to areas accessible by this infrastructure. We believe our 70% interest in Beartooth DevCo provides an attractive balance of current cash generation and growth potential. Crude oil cannot be efficiently produced in the Williston Basin without significant produced and flowback water transportation and disposal capacity given the high water volumes produced alongside the crude oil. At the well site, crude oil and produced and flowback water are separated to extract the crude oil for sale and the produced and flowback water for proper disposal. We utilize our pipelines to gather produced and flowback water and move it to our disposal facilities. Utilizing gathering pipelines is demonstrably more efficient than trucking water (the predominant alternative available in the Williston Basin today) and can lead to significantly higher production uptime during periods of harsh weather.
The following are detailed descriptions of our three DevCos:
Bighorn DevCo. Bighorn DevCo has substantial midstream assets to support development in the Wild Basin area, including:

•	two natural gas processing plants with total processing capacity of 280 million standard cubic feet per day (“MMscfpd”) with enhanced propane recovery refrigeration units;

•	four mechanical refrigeration units with total capacity of 40 MMscfpd to process natural gas volumes in excess of current capacity;

•
an approximately 20-mile, 10-inch, FERC-regulated, mainline crude oil pipeline to the sales destination, Johnson’s Corner, with up to 75,000 barrels of crude oil per day (“Bopd”) of operating capacity; and

•	a crude oil blending, stabilization and storage facility with 240,000 barrels of storage capacity.
Bobcat DevCo. Bobcat DevCo has a significant midstream gathering system that continues to be developed as Oasis Petroleum and third party producers expand their drilling activities in the Wild Basin area, including:

•
approximately 40 miles of six- and eight-inch crude oil gathering pipelines with initial capacity of 50,000 Bopd, which can be expanded to 70,000 Bopd, approximately 80% of which was constructed as of December 31, 2018 and was servicing substantially all of Oasis Petroleum’s recently completed wells;

•
approximately 73 miles of eight-inch through 20-inch natural gas gathering pipelines with gathering capacity of up to 220 MMscfpd and field compression capabilities, approximately 80% of which was constructed as of December 31, 2018 and was servicing Oasis Petroleum’s and certain third party producers’ recently completed wells;

•	a natural gas lift system providing artificial lift throughout the field; and

•
a produced and flowback water gathering and disposal system, consisting of eight current disposal wells and approximately 39 miles of eight-and ten-inch pipeline with capacity of approximately 60,000 Bowpd. Approximately 80% of the produced and flowback water gathering lines and five disposal wells were completed as of December 31, 2018 and were servicing substantially all of Oasis Petroleum’s recently completed wells.

Beartooth DevCo. Beartooth DevCo has an extensive produced and flowback water gathering and freshwater distribution system that continues to be developed as Oasis Petroleum expands its drilling activities, including:

•
seven strategically located produced and flowback water gathering pipeline systems spanning approximately 384 miles that connect approximately 675 crude oil and natural gas producing wells to our disposal well sites;

•	twenty-one strategically located disposal wells that dispose of produced and flowback water from our produced and flowback water gathering pipeline systems or from third-party trucks;

•
approximately 328 miles of freshwater pipeline that connect to approximately 527 crude oil and natural gas producing wells that are widely dispersed throughout our areas of operation, allowing for expansion to new wells in these areas for completion with minimal expansion capital expenditures;

•	a freshwater distribution system, which includes four freshwater ponds, in McKenzie County, North Dakota, spanning approximately 60 miles; and

•	a centralized freshwater intake facility from the Missouri River in McKenzie County, North Dakota.
We divide our operations into two primary areas with developed midstream infrastructure, both of which are supported by significant acreage dedications from Oasis Petroleum. In Wild Basin, Oasis Petroleum has dedicated to us approximately 65,000 acres, of which approximately 29,000 acres are within Oasis Petroleum’s current gross operated acreage position, and in which we have the right to provide crude oil, gas and water services to support Oasis Petroleum’s existing and future volumes.

Outside of Wild Basin, Oasis Petroleum has dedicated to us approximately 581,000 acres for produced and flowback water services, of which approximately 299,000 acres are within Oasis Petroleum’s current gross operated acreage, and approximately 364,000 acres for freshwater services, of which approximately 203,000 acres are within Oasis Petroleum’s current gross operated acreage. In addition, we have received certain commitments from third parties in which we have the right to provide our full suite of midstream services to support existing and future third party volumes.
Oasis Petroleum has current acreage dedications to third parties for crude oil and natural gas services. Approximately 51,000 acres of Oasis Petroleum’s gross operated acres are not subject to dedications for natural gas services and approximately 86,000 acres of Oasis Petroleum’s gross operated acres are not subject to dedications for crude oil services. On dedicated acreage, if the third-party dedication for crude oil and natural gas midstream services lapses on currently dedicated acreage, Oasis Petroleum will have the right to dedicate that acreage to us for such services or to develop crude oil and natural gas midstream assets that would be subject to our ROFO or ROFR, as applicable, in the event Oasis Petroleum elects to sell them.

Organizational structure
The following is a simplified diagram of our ownership structure as of December 31, 2018.

Oasis Petroleum Inc.
(NYSE: OAS)
100% interest
Directors, Officers and Management
10% non-controlling interest
90% controlling interest
OMS Holdings LLC
9,075,000 common units
13,750,000 subordinated units
100% interest
Oasis Midstream Services LLC
OMP GP LLC
67.6% limited partner interest
Public Unitholders
10,954,026 common units
Non-exconomic general partner interest
100% of IDRs
32.4% limited partner interest
Oasis Midstream Partners LP
(NYSE: OMP)
100% interest
OMP Operating LLC
100% controlling interest
25% controlling interest
70% controlling interest
Bighorn DevCo LLC
Bobcat DevCo LLC
Beartooth DevCo LLC
75% non-controlling interest
30% non-controlling interest
Natural gas processing
Crude oil stabilization
Crude oil blending
Crude oil and NGL storage
Crude oil transportation
Natural gas gathering
Natural gas compression
Gas lift
Crude oil gathering
Produced and flowback water gathering
Produced and flowback water disposal
Produced and flowback water gathering
Produced and flowback water disposal
Freshwater supply and distribution

Our business strategy
The primary components of our business strategy are:
Leverage Our Relationship with Oasis Petroleum. We intend to leverage our relationship with Oasis Petroleum to expand our asset base and increase our cash flows through:

•
Dropdown Acquisitions from Oasis Petroleum. As of December 31, 2018, Oasis Petroleum owns a 75% economic interest in Bobcat DevCo and a 30% economic interest in Beartooth DevCo, both of which are subject to our ROFO or ROFR, as applicable, with Oasis Petroleum or its successors. We anticipate that we will have the opportunity to make accretive acquisitions from Oasis Petroleum by acquiring the remaining equity interests in Bobcat DevCo and Beartooth DevCo. We also anticipate acquiring assets that are not currently included in the DevCos that we anticipate Oasis Petroleum will develop to support its production activities. Oasis Petroleum’s future development areas in the Williston Basin and in the Delaware Basin provide it the opportunity to develop a portion or a full suite of crude oil, natural gas and water-related midstream assets.

•
Organic Growth. Our midstream infrastructure footprint services Oasis Petroleum’s leading acreage position in the Williston Basin. During the year ended December 31, 2018, Oasis Petroleum completed and placed on production 114 gross (79.0 net) operated Bakken and Three Forks wells, compared to 88 gross (58.3 net) operated Bakken and Three Forks wells during the year ended December 31, 2017. During 2018, Oasis Petroleum incurred total capital expenditures of $2.2 billion, including midstream capital expenditures of $277.6 million. We anticipate we will be positioned to increase our throughput volumes and cash flows as Oasis Petroleum grows its production volumes through our crude oil, natural gas and water-related midstream assets. For the year ended December 31, 2018, our pipelines gathered approximately 90% of the produced and flowback water volumes produced from Oasis Petroleum’s operated wells and disposed of approximately 95% of the produced and flowback water volumes produced from Oasis Petroleum’s operated wells. We will seek to increase this percentage as we increase utilization on our existing pipelines and further develop our midstream infrastructure with volumes from Oasis Petroleum and third parties. Additionally, for the year ended December 31, 2018, our crude oil and natural gas pipelines gathered 59,642 Boepd produced from Oasis Petroleum’s operated wells in the Wild Basin area.

Focus on Providing Services Under Long-Term, Fixed-Fee Contracts to Mitigate Direct Commodity Price Exposure and Enhance the Stability of Our Cash Flows. We are party to 15-year contracts with Oasis Petroleum for natural gas services (gathering, compression, processing and gas lift), crude oil services (gathering, stabilization, blending and storage), produced and flowback water services (gathering and disposal) and freshwater services (fracwater and flushwater distribution). We are also a party to the long-term FERC-regulated transportation services agreement governing the transportation of crude oil via pipeline from the Wild Basin area to Johnson’s Corner. We generate substantially all of our revenues through these contracts. We have minimal direct exposure to commodity prices, and we do not take ownership of the crude oil or natural gas that we gather, compress, process, terminal, store or transport for Oasis Petroleum. Due to this and the fee-based, long-term nature of our contracts, we believe these agreements will provide us with stable and predictable cash flows. Additionally, we intend to continue to pursue long-term, fee-based contracts with third parties.
Attract Third-Party Customers. We have successfully added third party customers and expect to continue to attract incremental volumes from other upstream oil and gas operators to expand our systems and increase the utilization of our existing midstream assets. The scale of our assets and their strategic location near concentrated areas of current and expected future production make our geographic footprint difficult for competitors to replicate, thereby providing us the ability to gather incremental throughput volumes at a lower cost than new market entrants or competitors with less scale or undersized assets. We believe that our strategically located assets and our experience in designing, permitting, constructing and operating cost-efficient crude oil, natural gas and water-related midstream assets will allow us to continue to grow our third-party business.
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

Our competitive strengths
We believe that we will be able to successfully execute our business strategies because of the following strengths:
Our Strategic Affiliation with Oasis Petroleum. We believe that, as a result of owning a 90% controlling interest in our General Partner, which owns all of our incentive distribution rights (“IDRs”), its ownership of 67.6% of our outstanding units and its significant retained interests in two of the DevCos, Oasis Petroleum is incentivized to promote and support our growth plan and to pursue projects that enhance the overall value of our business as well as its retained interests in two of the DevCos. We believe our assets are highly efficient, with demonstrated high rates of availability and operational reliability designed to withstand harsh winter conditions, and can be operated at what we consider to be relatively low costs. Additionally, our assets are strategically located within Oasis Petroleum’s acreage position and are in close proximity to other operators in the Williston Basin, positioning us as a leading provider of midstream services in the Williston Basin.

•
Dropdown Acquisition Opportunities. As of December 31, 2018, Oasis Petroleum retains a 75% economic interest in Bobcat DevCo and a 30% economic interest in Beartooth DevCo, both of which are subject to our ROFO or ROFR, as applicable, with Oasis Petroleum or its successors. In addition, we believe Oasis Petroleum will continue to build crude oil, natural gas and water-related midstream assets to support its production growth. We anticipate that we will have the opportunity to make accretive acquisitions from Oasis Petroleum by acquiring the remaining equity interests in two of our DevCos. In addition, we anticipate acquiring midstream assets that Oasis Petroleum elects to develop and sell to support its production activities in the Williston Basin and the Delaware Basin.

•
The Development of the Williston Basin is a Strategic Priority for Oasis Petroleum. Oasis Petroleum owns and operates an extensive and contiguous land position with a large inventory of leasehold acreage in the core areas of the Williston Basin, of which approximately 97% was held by production as of December 31, 2018. We believe we will directly benefit from Oasis Petroleum’s continued development of its Williston Basin acreage, where it serves as operator with respect to substantially all of its net wells.

Strategically Located Midstream Assets. Our midstream assets are strategically located in the Williston Basin and provide critical midstream infrastructure to Oasis Petroleum in a cost-efficient manner. We believe that the strategic location of our assets within the highly economic core of the Williston Basin, combined with our cost-advantaged midstream service offering, will enable us to continue to attract volumes from third-party operators in the basin.

•
Demand for Midstream Infrastructure Services in the Williston Basin. The Wild Basin area in McKenzie County, North Dakota is the primary area of focus for Oasis Petroleum’s drilling plan given its core location within the Williston Basin. We believe the extensive midstream infrastructure we have built and are continuing to build in this area provides a strategic footprint in the core of the Williston Basin and provides opportunities to continue to connect other third-party operators. We believe our midstream assets will continue to be able to compete for third-party business based on the cost-effective nature of our midstream services compared to the current alternatives for transportation of crude oil, natural gas and water in the Williston Basin. Additionally, due to the core location of our assets, we believe that extensive development will occur in and around our assets in the current commodity price environment, and future development activity will be highly levered to any commodity price recovery.

•
Strategically Located Near Key Demand Centers. We believe our crude oil pipeline to Johnson’s Corner provides a highly strategic takeaway alternative for operators in the core of the Williston Basin. Johnson’s Corner is a receipt point for the Dakota Access Pipeline, which has significantly improved in-basin pricing realizations for producers since coming online.

•
Full-Service Operational Flexibility. In addition to our crude oil, natural gas and water gathering capabilities, our midstream assets also include crude oil blending, stabilization and storage, and a mainline FERC-regulated crude oil pipeline to the sales destination, Johnson’s Corner. In addition, we have two fully operational natural gas processing plants with approximately 280 MMscfpd natural gas processing capacity with enhanced propane recovery refrigeration units, as well as four mechanical refrigeration units with total capacity of 40 MMscfpd. Our natural gas processing plants and mechanical refrigeration units service natural gas production from both Oasis Petroleum and third parties. As production increases in the Williston Basin, our interconnected system is constructed to provide optionality, which increases our growth prospects and value proposition to additional third-party customers.

Stable and Predictable Cash Flows. We provide substantially all of our natural gas gathering, compression, processing and gas lift; crude oil gathering, stabilization, blending and storage; produced and flowback water gathering and disposal; and freshwater distribution services to Oasis Petroleum on a fixed-fee basis under 15-year contracts. Our assets are newly constructed, leading to relatively low maintenance capital expenditure requirements, which also enhances the stability of our cash flows. We believe that the operating history of Oasis Petroleum and other companies in the Williston Basin has reduced development risk and increased the predictability of future production of new wells. This operating history, combined with the structure of our commercial contracts, is expected to promote the generation of stable and predictable cash flows. Based on historical performance and operating and economic assumptions, we expect the majority of the wells within Oasis Petroleum’s estimated proved reserves in the Williston Basin as of December 31, 2018 to have producing lives in excess of 30 years.
Financial Flexibility and Strong Capital Structure. We have a balanced capital structure which, when combined with our stable and predictable cash flows, should allow us to access capital markets when they are constructive. We believe that our ownership structure, available borrowing capacity and potential ability to access the equity and debt capital markets will provide us with the financial flexibility to successfully execute our organic growth and acquisition strategies. We will seek to maintain a disciplined approach of executing and financing acquisitions and growth projects with an appropriate mix of equity and debt based on market conditions.
Experienced Management and Operating Teams with Strong Execution Track Record. Through our relationship with Oasis Petroleum, we will benefit from a significant pool of management talent, strong relationships throughout the energy industry and broad operational, technical, business development and administrative infrastructure. These professionals have significant experience building, permitting and operating assets, including crude oil and natural gas gathering, natural gas processing, produced and flowback water gathering and disposal and freshwater distribution. We believe access to these personnel will, among other things, enhance the efficiency of our operations and accelerate our growth.
Our relationship with Oasis Petroleum
Our relationship with Oasis Petroleum is one of our principal strengths. We were formed by Oasis Petroleum in 2014 and Oasis Petroleum owns, as of December 31, 2018, an aggregate 67.6% limited partner interest in us and a 90% controlling interest in our General Partner, which owns all of our IDRs and our non-economic general partner interest. As of December 31, 2018, Oasis Petroleum also indirectly owns 75% of Bobcat DevCo and 30% of Beartooth DevCo. Oasis Petroleum operates in the Williston Basin and Delaware Basin. Oasis Petroleum expects its Williston Basin operations to be a large contributor to its total production, and Oasis Petroleum intends to use us as an integral vehicle to support its Williston Basin production and the primary vehicle to grow the midstream infrastructure business that supports its production activities in the basin. We believe our assets are highly efficient because they have demonstrated high rates of availability and operational reliability, are designed to withstand harsh winter conditions and can be operated at what we consider to be relatively low costs. Our produced and flowback water pipeline assets are demonstrably more efficient than trucking water, which is the predominant alternative available in the Williston Basin today. Additionally, our assets are strategically located within Oasis Petroleum’s acreage position and are in close proximity to other operators in the Williston Basin, positioning us to become a leading provider of midstream services in the Williston Basin.
We intend to expand our business through the acquisition of Oasis Petroleum’s retained interests in two of our DevCos, by increasing our percentage ownership interest in Bobcat DevCo pursuant to the 2019 Capital Expenditures Arrangement (as defined below), the acquisition of midstream assets that Oasis Petroleum constructs, through OMS, in the Williston Basin, Delaware Basin or in any other crude oil or natural gas basins that Oasis Petroleum may pursue, through selective acquisitions of complementary assets from third parties, both within and outside of the Williston Basin and by organic growth from the increased usage of our services by Oasis Petroleum and other third parties as they continue to develop their crude oil and natural gas resources. Oasis Petroleum accounts for a substantial portion of our revenues. It is the only customer that accounts for more than 10% of our revenues and the loss of Oasis Petroleum as a customer would have a material adverse effect on us. See “Item 1A. Risk Factors.”
Contractual arrangements with Oasis Petroleum
In connection with the closing of the initial public offering on September 25, 2017, we entered into the following commercial agreements with certain wholly owned subsidiaries of Oasis Petroleum.
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

•
Oasis Petroleum agreed to indemnify the Partnership for certain environmental and other liabilities, including certain liabilities related to the Mirada litigation (as described in the Omnibus Agreement, the “Mirada Litigation”), and the

Partnership agreed to indemnify Oasis Petroleum for certain environmental and other liabilities related to the Partnership’s assets to the extent Oasis Petroleum is not required to indemnify the Partnership. See “Item 3. Legal Proceedings” below.
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
Gas Gathering, Compression, Processing and Gas Lift Agreement
The Partnership entered into a Gas Gathering, Compression, Processing and Gas Lift Agreement with Oasis Petroleum North America LLC (“OPNA”), OPM and OMS (the “Gas Gathering Agreement”) pursuant to which (i) OPNA and OPM agreed to deliver into the Partnership’s natural gas gathering system all of the natural gas produced that is owned or controlled by OPNA or OPM (subject to certain limited exceptions) from a dedicated area consisting of approximately 65,000 gross acres, of which approximately 29,000 acres are within OPNA-operated drilling spacing units (“DSUs”), in the Wild Basin area and (ii) OMS and the Partnership will perform certain gathering, compression, processing and gas lift services. The Gas Gathering Agreement provides for an initial term of 15 years. With respect to gas processing, the agreement provides that gas produced from the dedicated acreage, together with any third-party volumes, will be processed at the Partnership’s existing processing plant up to its working capacity.
Crude Oil Gathering, Stabilization, Blending and Storage Agreement
The Partnership entered into a Crude Oil Gathering, Stabilization, Blending and Storage Agreement with OPNA, OPM and OMS (the “Crude Oil Gathering Agreement”) pursuant to which (i) OPNA and OPM agreed to deliver into the Partnership’s crude oil gathering system all of the crude oil produced that is owned or controlled by OPNA or OPM (subject to certain limited exceptions) from a dedicated area consisting of approximately 65,000 gross acres, of which approximately 29,000 acres are within OPNA-operated DSUs, in the Wild Basin area and (ii) OMS and the Partnership will perform certain gathering, stabilizing, blending and storing services for the crude oil delivered. The Crude Oil Gathering Agreement provides for an initial term of 15 years.
Produced and Flowback Water Gathering and Disposal Agreement-Bobcat DevCo areas
The Partnership entered into a Produced and Flowback Water Gathering and Disposal Agreement with OPNA and OMS (the “Wild Basin Produced Water Gathering Agreement”) pursuant to which OPNA dedicated approximately 65,000 gross acres, of which approximately 29,000 acres are within OPNA-operated DSUs, in the Wild Basin area to the Partnership for produced and flowback water gathering and disposal services. The Wild Basin Produced Water Gathering Agreement provides for an initial term of 15 years.
Produced and Flowback Water Gathering and Disposal Agreement-Beartooth DevCo areas
The Partnership entered into a Produced and Flowback Water Gathering and Disposal Agreement with OPNA and OMS (the “Beartooth Produced Water Gathering Agreement”) pursuant to which OPNA dedicated approximately 581,000 gross acres, of which approximately 299,000 acres are within OPNA-operated DSUs, in the Alger, Cottonwood, Hebron, Indian Hills and Red Bank operating areas, to the Partnership for produced and flowback water gathering and disposal services. The Beartooth Produced Water Gathering Agreement provides for an initial term of 15 years.
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
Capital expenditures
In 2018, gross capital expenditures, excluding $172.4 million of expansion capital expenditures to acquire additional ownership interests in Bobcat DevCo and Beartooth DevCo, were $272.1 million. Capital expenditures attributable to the Partnership were $116.6 million, of which $2.8 million was spent on maintenance capital expenditures and $113.8 million was spent on expansion capital expenditures.
Our 2019 capital expenditures program, excluding acquisitions, will accommodate a gross capital expenditure level of approximately $142 million to $162 million, with approximately $131 million to $149 million attributable to the Partnership. We expect to spend approximately 6% to 8% of EBITDA for maintenance capital expenditures, which is included in our total capital expenditure program. These amounts include the capital contributions to Bobcat DevCo, pursuant to the 2019 Capital Expenditures Arrangement (as defined below).
On February 22, 2019, we entered into a capital expenditures arrangement with Oasis Petroleum, pursuant to which we will cover up to $80 million of expansion capital expenditures associated with Oasis Petroleum’s retained interest in Bobcat DevCo, in exchange for increasing ownership interest in Bobcat DevCo (the “2019 Capital Expenditures Arrangement”). The effective date of the 2019 Capital Expenditures Arrangement was January 1, 2019. We expect our ownership interest in Bobcat DevCo to increase from 25% to between approximately 34% to 36%. The terms of the 2019 Capital Expenditures Arrangement were approved by the Board of Directors of the General Partner following a unanimous recommendation for approval from the conflicts committee of the Board of Directors of the General Partner, which consists entirely of independent directors.
See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 14 to our consolidated financial statements.
Competition
As a result of our 15-year, fixed fee commercial agreements with Oasis Petroleum, we do not compete for the portion of Oasis Petroleum’s existing operations for which we currently provide midstream infrastructure services. For areas where acreage is not dedicated to us, the DevCos will compete with similar enterprises in providing additional midstream infrastructure services in those areas of operation. Some of these competitors may expand or construct midstream infrastructure systems that would create additional competition for the services provided by the DevCos to crude oil and natural gas producers. In addition, third parties that are significant producers of crude oil and natural gas in the DevCos’ areas of operation may develop their own midstream infrastructure systems in lieu of employing the DevCos’ services.
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
Pipeline Safety Regulation
Certain of our pipelines are subject to regulation by the federal Pipeline and Hazardous Materials Safety Administration (“PHMSA”) under the Hazardous Liquid Pipeline Safety Act (“HLPSA”) with respect to crude oil and the Natural Gas Pipeline Safety Act (“NGPSA”) with respect to natural gas. The HLPSA and NGPSA govern the design, installation, testing, construction, operation, replacement and management of crude oil and natural gas pipeline facilities. These laws have resulted in the adoption of rules by PHMSA, that, among other things, require transportation pipeline operators to implement integrity management programs, including more frequent inspections, correction of identified anomalies and other measures to ensure pipeline safety in High Consequence Areas (“HCAs”), such as high population areas, areas unusually sensitive to environmental damage and commercially navigable waterways. In addition, states have adopted regulations similar to existing PHMSA regulations for certain intrastate gas and hazardous liquid pipelines, which regulations may impose more stringent requirements than found under federal law. Historically, our pipeline safety compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance costs will not have a material adverse effect on our business and operating results. New pipeline safety laws or regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays.
Legislation in recent years has resulted in more stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. The HLPSA and NGPSA were amended by the Pipeline, Safety, Regulatory Certainty, and Job Creation Act of 2011 (the “2011 Pipeline Safety Act”). The 2011 Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. In June 2016, the 2016 Pipeline Safety Act (the “2016 Pipeline Safety Act”) was passed, extending PHMSA’s statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and developing new safety standards for natural gas storage facilities. The 2016 Pipeline Safety Act also empowers PHMSA to address unsafe conditions or practice constituting imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of hazardous liquid or gas pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim regulations in 2016 to implement the agency’s expanded authority to address such conditions or practices that pose an imminent hazard to life, property, or the environment.
The adoption of new or amended regulations by PHMSA that result in more stringent or costly pipeline integrity management or safety standards could have a significant adverse effect on our results of operations. For example, in January 2017, PHMSA issued a final rule that significantly extends and expands the reach of certain PHMSA hazardous liquid pipeline integrity management requirements, such as, for example, periodic assessments, leak detection and repairs, regardless of the pipeline’s proximity to a high consequence area. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. However, the date of implementation of this final rule by publication in the Federal Register continues to be delayed following the January 2017 change in Presidential Administrations. In a second example, in March 2016, PHMSA announced a proposed rulemaking that would impose new or more stringent requirements for certain natural gas lines and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas pipelines in newly defined “moderate consequence areas” that contain as few as 5 dwellings within a potential impact area; requiring natural gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures (“MAOP”); and requiring certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards. Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements for natural gas pipelines and also require consideration of seismicity in evaluating threats to pipelines. PHMSA split this proposed rule into three separate rulemaking proceedings and is expected to finalize those proceedings in 2019. New legislation or any new regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays. In the absence of the PHMSA pursuing any legal requirements, state agencies, to the extent authorized, may pursue state standards, including standards for rural gathering lines.
Environmental and Occupational Health and Safety Matters
Our crude oil gathering and transportation, natural gas gathering and processing, and produced and flowback water gathering and disposal services and related operations are subject to stringent federal, tribal, state and local environmental laws and regulations relating to worker health and safety, the handling, discharge or disposal of materials and wastes, and the protection of natural resources and the environment. These laws and regulations may impose numerous obligations that are applicable to our crude oil and natural gas exploration and production (“E&P”) customers’ operations, including, among other things, the acquisition of permits for regulated activities; the incurrence of capital or operating expenditures to limit or prevent releases of materials from operations; a limitation on the amounts and types of substances that may be released into the environment in connection with operations; a restriction on the way wastes are handled or disposed; a limitation or prohibition on activities in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; the imposition of investigatory and remedial actions to prevent or mitigate pollution conditions caused by operations or attributable to former operations; the imposition of specific safety and health standards addressing worker protections; and the imposition of substantial liabilities for pollution resulting from operations. Numerous governmental agencies, including the U.S. Environmental Protection Agency (“EPA”), the U.S. Occupational Safety and Health Administration (“OSHA”) and analogous state agencies, issue regulations to implement and enforce these laws, for which compliance is often costly and difficult. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective action obligations or the incurrence of capital expenditures, the occurrence of restrictions, delays, or cancellations in the permitting, development or expansion of projects, loss of leases and the issuance of injunctions limiting some or all of our operations in a particular area.
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any new laws or regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement that result in more stringent and costly midstream management activities, or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our financial position and results of operations. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operating results. We may be unable to pass on such increased compliance costs to our customers. Additionally, accidental spills or other releases may occur in the course of our operations and we cannot be sure that we will not incur significant costs and liabilities as a result of such spills or releases, including any third-party claims for damage to property, natural resources or persons.
Moreover, our E&P customers are also subject to these same laws and regulations. Any changes in environmental laws could limit our customers’ businesses or encourage our customers to handle and dispose of wastes in other ways, which, in either case, could reduce the demand for our gathering, transportation, processing and disposal services and adversely impact our business. While compliance with some environmental laws and regulations creates a need for assets such as our own, other environmental laws and regulations could reduce the demand for our services. For instance, some states have considered laws mandating the recycling of produced and flowback water generated by crude oil and natural gas development and production activities. If such laws are passed, our customers may divert some produced and flowback water to recycling operations that may have otherwise been disposed of at our facilities.
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
We also generate and accept for disposal from our E&P customers wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. RCRA regulates the generation, storage, treatment, transportation and disposal of both non-hazardous and hazardous wastes, but it imposes more stringent requirements on the management of hazardous wastes. In the course of our or our customers’ operations, some amounts of ordinary industrial wastes are generated that may be regulated as hazardous wastes. Most E&P waste, if properly handled, is exempt from regulation as a hazardous waste under RCRA. However, it is possible that certain E&P waste now classified as non-hazardous waste and exempt from treatment as hazardous wastes may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes. For example, pursuant to a consent decree issued by a federal district court, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D regulations that could result in E&P wastes being regulated as hazardous wastes, or sign a determination that revision of those RCRA regulations is unnecessary. If the EPA proposes a rulemaking for revised crude oil and gas waste regulations, the consent decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. If the RCRA E&P waste exemption is repealed or modified, we and our customers could become subject to more rigorous and costly operating and disposal requirements, which could have a material adverse effect on our results of operations and financial position.
We currently own, lease, or operate upon a number of properties that have been used for crude oil and natural gas exploration, development and production support-service activities for many years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or petroleum hydrocarbons may have been released on, under or from the properties owned or leased by us, or on, under or from other locations, including off-site locations, where such substances have been taken for treatment or disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or petroleum hydrocarbons was not under our control. These properties and the substances disposed or released on, under or from them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to undertake response or corrective measures, which could include removal of previously disposed substances and wastes, cleanup of contaminated property or performance of remedial closure operations to prevent future contamination, the costs of which could be material.
In the course of our operations, some of our storage and process vessels, piping work areas and other equipment may be exposed to naturally occurring radioactive material (“NORM”) associated with crude oil and natural gas production. NORM-contaminated scale deposits and other accumulations exhibiting trace levels of naturally occurring radiation in excess of established state standards are subject to special handling and disposal requirements, and any storage and process vessels, piping and work areas affected by NORM may be subject to remediation or restoration requirements. As a result of our operations we may incur costs or liabilities associated with elevated levels of NORM.

Subsurface Injections
Our produced and flowback water underground injection operations are subject to the federal Safe Drinking Water Act (“SDWA”) as well as analogous state laws and regulations. Under the SDWA, the EPA established the Underground Injection Control (“UIC”) program, which established the minimum program requirements for state and local programs regulating underground injection activities. The UIC program includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. State regulations require us to obtain a permit from the applicable regulatory agencies to operate our underground injection wells. States may add more stringent restrictions on the operation of injection wells when a permit is renewed or amended, which may require material expenditures at our facilities or impose significant restraints or financial assurances on our operations. Although we monitor the injection process of our wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of our UIC permit, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third-parties claiming damages for alternative water supplies, property damages and personal injuries. Also, some states have considered laws mandating the recycling of produced and flowback water. If such laws are passed, our E&P customers may divert some produced and flowback water to recycling operations that may have otherwise been disposed of at our facilities, which reduces the demand for our services. In addition, our sales of residual crude oil collected as part of the produced and flowback water injection process may impose liability on us in the event that the entity to which the crude oil was transferred fails to manage and dispose of residual crude oil in accordance with applicable environmental and occupational health and safety laws.
There exists a growing concern amongst the public and federal and state agencies that the injection of produced and flowback water into belowground disposal wells may trigger seismic activity. In response to these concerns, federal and some state agencies are investigating whether such wells have caused increased seismic activity. Also, regulators in some states have adopted, and other states are considering adopting, additional requirements related to seismic safety, including the permitting of disposal wells or otherwise to assess any relationship between seismicity and the use of such wells, which has resulted in some states restricting, suspending or shutting down the use of such injection wells. The adoption and implementation of any new laws or regulations that restrict our ability to dispose of produced and flowback water gathered from Oasis Petroleum and our other third-party E&P customers, such as by limiting volumes, disposal rates, disposal well locations or otherwise, or by requiring us to shut down disposal wells, could reduce the demand for our produced and flowback water gathering and disposal services and have a material adverse effect on our business, financial condition and results of operations.
Water Discharges
The Federal Water Pollution Control Act (“Clean Water Act”) and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters as well as waters of the United States and impose requirements affecting our ability to conduct activities in waters and wetlands. Pursuant to the Clean Water Act and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the United States, and individual permits or coverage under general permits must also be obtained to authorize discharges of storm water runoff from certain types of industrial facilities. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon storage tank spill, rupture or leak.
The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers (“Corps”). The EPA and the Corps published a final rule in 2015 that attempted to clarify federal jurisdiction under the Clean Water Act over waters of the United States, including wetlands. The rule has been challenged in federal district court on the grounds that it unlawfully expands the reach of Clean Water Act programs, and implementation of the rule has been enjoined in twenty-eight states, including North Dakota and Montana, where we or our E&P customers conduct operations, pending resolution of the legal challenges. In July 2017, the EPA and the Corps published a proposed rule to rescind the 2015 rule and, in February 2018, the agencies published a final rule adding a February 6, 2020 applicable date to the 2015 rule. The February 2018 rule extending the 2015 final rule’s date of applicability is currently subject to litigation. Also, in December 2018, the EPA and the Corps published a proposed rule defining the Clean Water Act’s jurisdiction, for which the agencies will seek public comment. As a result of these developments, future implementation of the rule is uncertain at this time but to the extent any rule expands the scope of the Clean Water Act’s jurisdiction, our operations as well as our E&P customers’ drilling programs could incur increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
The primary federal law related specifically to crude oil spill liability is the Oil Pollution Act of 1990 (“OPA”), which establishes strict, joint and several liability for certain responsible parties in connection to releases of crude oil into waters of the United States. The OPA also imposes ongoing requirements on owners and operators of certain crude oil and natural gas facilities that handle certain quantities of crude oil, including the preparation of crude oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an crude oil spill. If a release of crude oil into the waters of the United States occurred, we could be liable for clean-up costs and various damages under the OPA.
Air Emissions
The federal Clean Air Act (“CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require us or our E&P customers to obtain pre-approval for the construction or modification of certain crude oil and natural gas-related projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to restrict, delay or cancel the expansion of our projects as well as our customers’ development of crude oil and natural gas projects. Failure to obtain a permit or to comply with permit requirements could result in the imposition of administrative, civil and criminal penalties.
Recently, there has been increased regulation with respect to air emissions resulting from the crude oil and natural gas sector. For example, in 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion under both the primary and secondary standards. In 2017 and 2018, the EPA issued area designations with respect to ground-level ozone as either “attainment/unclassifiable,” “unclassifiable” or “non-attainment” and, in November 2018, issued final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQs. State implementation of these revised standards for ground-level ozone could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant.
Climate Change
Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases (“GHGs”). These efforts have included consideration by states or groupings of states of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources.
At the federal level, no comprehensive climate change legislation has been implemented to date. However, the EPA has adopted rules under authority of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction under Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards for those emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including specified onshore and offshore production facilities and onshore processing, transmission and storage facilities. The EPA has amended and expanded the GHG reporting requirements to all segments of the crude oil and natural gas industry, including gathering and boosting facilities and blowdowns of natural gas transmission pipelines.
Federal agencies also have begun directly regulating emissions of methane, a GHG, from crude oil and natural gas operations. In 2016, the EPA published New Source Performance Standards (“NSPS”) Subpart OOOOa, that require certain new, modified or reconstructed facilities in the crude oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards expand the NSPS Subpart OOOO requirements previously issued by the EPA in 2012, by using certain equipment-specific emissions control practices. In June 2017, the EPA published a proposed rule to stay certain portions of the 2016 standards for two years but the rule was not finalized. Rather, in February 2018, the EPA finalized amendments to certain requirements of the 2016 final rule, and in September 2018 the EPA proposed additional amendments, including rescission of certain requirements and revisions to other requirements, such as fugitive emission monitoring frequency. Furthermore, in November 2016, the federal Bureau of Land Management (“BLM”) published a final rule to reduce methane emissions by regulating venting, flaring, and leaking from crude oil and natural gas operations on federal and Indian lands. However, in September 2018, the BLM published a final rule that rescinds most of the new requirements of the November 2016 final rule and codifies the BLM’s prior approach to venting and flaring but the rule rescinding the November 2016 final rule has been challenged in federal court and remains pending. These rules, should they remain in effect, and any other new methane emission standards imposed on the crude oil and gas sector could result in increased costs to our operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business.
Internationally, in April 2016, the United States joined other countries in entering into a United Nations-sponsored non-binding agreement in Paris, France (“Paris Agreement”) for nations to limit their GHG emissions through individually determined reduction goals every five years beginning in 2020. However, in August 2017, the U.S. State Department informed the United

Nations of the intent of the United States to withdraw from the Paris Agreement, which provides for a four-year exit process beginning when the agreement took effect in November 2016.
The adoption and implementation of any international, federal or state legislation, regulations or other regulatory initiatives that require reporting of GHGs or otherwise restricts emissions of GHGs from our E&P customers’ equipment and operations could require us to incur increased costs, adversely affect demand for the crude oil and natural gas we handle or produced and flowback water we gather and dispose of and thus have a material adverse effect on our business, financial condition and results of operations. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and gas will continue to represent a major share of global energy use through 2040 and other studies by the private sector project continued growth in demand for the next two decades. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector. Ultimately, this could make it more difficult to secure funding for exploration and production or midstream activities.
Finally, it should be noted that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our E&P customers’ operations and reduce demand for our services. At this time, we have not developed a comprehensive plan to address the legal, economic, social or physical impacts of climate change on our operations.
Hydraulic Fracturing
Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, including crude oil and natural gas, from low permeability formations, including shales. The process involves the injection of water, sand or other proppant and chemical additives under pressure into targeted formations to fracture the surrounding rock and stimulate production. Our E&P customers regularly use hydraulic fracturing as part of their operations.
Hydraulic fracturing is typically regulated by state crude oil and natural gas commissions and similar agencies but several federal agencies have conducted investigations or asserted regulatory authority over certain aspects of the process. For example, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances. Additionally, the EPA has asserted regulatory authority pursuant to the SDWA UIC program over hydraulic fracturing activities to the extent involving the use of diesel and issued guidance covering such activities; has issued an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing operations under Section 8 of the Toxic Substances Control Act; and in June 2016, published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional crude oil and natural gas extraction facilities to publicly owned wastewater treatment plants. Also, in 2015, the BLM published a final rule establishing new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands but the BLM rescinded the 2015 rule in December 2017; however, litigation challenging the BLM’s decision was filed in federal District Court in January 2018 and remains pending.
From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing, including the underground disposal of fluids or propping agents associated with such fracturing activities and the disclosure of the chemicals used in the fracturing process. In addition, a number of states, including North Dakota and Montana, where we operate, have adopted, and other states are considering adopting, regulations imposing new permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. States could impose moratoriums or elect to prohibit high-volume hydraulic fracturing altogether, similar to the approach taken by the State of New York. Also, local governments could seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.
If new or more stringent laws or regulations relating to hydraulic fracturing are adopted at the federal, state or local levels, our E&P customers’ fracturing activities could become subject to additional permit requirements, reporting requirements, operational restrictions, permitting delays or additional costs. Any such laws or regulations could adversely affect the determination of whether a well is commercially viable and reduce the amount of crude oil and natural gas that our customers are ultimately able to produce in commercial quantities, and thus significantly affect our business. Such laws and regulations could also materially increase our cost of business by more strictly regulating how hydraulic fracturing wastes are handled or disposed, which could have an indirect adverse impact on the demand for our produced and flowback water gathering and disposal services.
National Environmental Policy Act
Crude oil and natural gas E&P activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the U.S. Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. The process involves the preparation of either an environmental assessment or a more detailed environmental impact statement depending on whether the specific circumstances surrounding the proposed federal action will have a significant impact on the human environment. The NEPA process involves public input through comments, which can alter the nature of a proposed project either by limiting the scope of the project or requiring resource-specific mitigation. NEPA decisions can be appealed through the court system by process participants. This process may result in delaying, limiting or prohibiting the permitting and development of projects or performance of midstream services, increase the costs of permitting and developing some facilities and could result in certain instances in the cancellation of existing leases.
Endangered Species
The Endangered Species Act (“ESA”) and comparable state laws restrict crude oil and natural gas-related activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Birds Treaty Act. To the extent species that are listed under the ESA or similar state laws live in the areas where our operations and our E&P customers’ operations are conducted, our and our customers’ abilities to conduct or expand operations and construct facilities could be limited or could force us or our customers to incur significant additional costs. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for crude oil and natural gas development. In addition, as a result of one or more settlements entered into by the U.S. Fish and Wildlife Service (the “FWS”), the agency is required to make numerous determinations on the listing of species as endangered or threatened under the ESA pursuant to set timelines. For example, in 2015, the FWS listed the northern long-eared bat, whose range includes North Dakota and parts of Montana, as a threatened species under the ESA. The designation of previously undesignated species as endangered or threatened could cause us to incur additional costs or cause our customers’ operations to become subject to operating restrictions or bans or limit future development activity in affected areas, which developments could reduce demand for our gathering, transportation, processing and disposal services.
Occupational Safety and Health Act
We are subject to the requirements of the federal Occupational Safety and Health Act and comparable state laws that regulate the protection of employee health and safety. In addition, OSHA’s implementation of the hazard communications standard, the EPA’s implementation of community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes require that information about hazardous materials used or produced in our operations be maintained and provided to employees, state and local government authorities and citizens. These laws and regulations are subject to frequent changes. Failure to comply with these laws could lead to the assertion of third-party claims against us, civil or criminal fines and changes in the way we operate our facilities that could have an adverse effect on our financial position.
Other Regulation of the Crude Oil and Natural Gas Industry
The crude oil and natural gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the crude oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations that are binding on the crude oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although changes to the regulatory burden on the crude oil and natural gas industry could affect the demand for our services, we would not expect to be affected any differently or to any greater or lesser extent than other companies in the industry with similar operations.
Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Historically, our compliance costs with applicable laws and regulations have not had a material adverse effect on our financial position, cash flow and results of operations; however, new laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement may occur and, thus, there can be no assurance that such costs will not be material in the future. Additionally, environmental incidents such as spills or other releases may occur or past non-compliance with environmental laws or regulations may be discovered. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the crude oil and natural gas industry are regularly considered by Congress, the states, FERC and the courts. We cannot predict when or whether any such proposals may be finalized and become effective.

Regulation of Transportation of Crude Oil
Only the crude oil transportation system connecting the Wild Basin area to the Johnson’s Corner market center transports crude oil in interstate commerce. FERC regulates interstate crude oil pipeline transportation rates under the Interstate Commerce Act of 1887 as modified by the Elkins Act (“ICA”), the Energy Policy Act of 1992 and the rules promulgated under those laws. In general, interstate crude oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for crude oil pipelines that allows a pipeline to increase its rates annually up to prescribed ceiling levels that are tied to changes in the Producer Price Index, without making a cost of service filing. Many existing pipelines utilize the FERC crude oil index to change transportation rates annually every July 1, and our Bighorn DevCo Johnson’s Corner line will utilize the FERC crude oil index beginning on July 1, 2022. Every five years, FERC reviews the appropriateness of the index level in relation to changes in industry costs. Most recently, on December 17, 2015, FERC established a new price index for the five-year period commencing July 1, 2016 and ending June 30, 2021, in which common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by Producer Price Index plus 1.23%.
On March 15, 2018, in a set of related issuances, FERC addressed treatment of federal income tax allowances in regulated entity rates. FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating that, among other things and with respect to crude oil and refined products pipelines subject to FERC jurisdiction, the pipeline is required to reflect the impacts to its cost of service from the Revised Policy Statement and the Tax Cuts and Jobs Act of 2017 on Page 700 of FERC Form No. 6. This information will be used by FERC in its next five-year review of the crude oil pipeline index to generate the index level to be effective July 1, 2021, thereby including the effect of the Revised Policy Statement and the Tax Cuts and Jobs Act of 2017 in the determination of indexed rates prospectively, effective July 1, 2021. FERC’s establishment of a just and reasonable rate, including the determination of the appropriate crude oil pipeline index, is based on many components, and tax-related changes will affect two such components, the allowance for income taxes and the amount for accumulated deferred income taxes, while other pipeline costs also will continue to affect FERC’s determination of the appropriate pipeline index. Accordingly, depending on FERC’s application of its indexing rate methodology for the next five-year term of index rates, the Revised Policy Statement and tax effects related to the Tax Cuts and Jobs Act of 2017 may impact our revenues associated with any transportation services we may provide pursuant to cost-of-service based rates in the future, including indexed rates.
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
Regulation of Transportation of Natural Gas
Historically, the transportation of natural gas in interstate commerce has been regulated by FERC under the Natural Gas Act of 1938 (“NGA”), the Natural Gas Policy Act of 1978 (“NGPA”) and regulations issued under those statutes. Gathering services, which occur upstream of FERC jurisdictional transmission services, are regulated by the states onshore and in state waters. Although FERC has set forth a general test for determining whether facilities perform a non-jurisdictional gathering function or a jurisdictional transmission function, FERC’s determinations as to the classification of facilities is done on a case by case basis. State regulation of natural gas gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. Although such regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.

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
Other Federal Laws and Regulations Affecting our Industry
Energy Policy Act of 2005. On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005 (“EPAct 2005”). EPAct 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, EPAct 2005 amends the NGA to add an anti-manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. EPAct 2005 provides FERC with the power to assess civil penalties of up to $1,269,500 per day for violations of the NGA, adjusted annually for inflation, and increases FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1,269,500 per violation per day, adjusted annually for inflation. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-manipulation provision of EPAct 2005, and subsequently denied rehearing. The rule makes it unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, to (1) use or employ any device, scheme or artifice to defraud; (2) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) engage in any act, practice or course of business that operates as a fraud or deceit upon any person. The new anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but do apply to activities of gas pipelines and storage companies that provide interstate services, such as Section 311 service, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order No. 704, as described below. The anti-manipulation rules and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority. Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.
State Regulation
States regulate the drilling for crude oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of crude oil and natural gas resources. For example, in 2014, the North Dakota Department Industrial Commission (“NDIC”) adopted Order No. 24665 (the “2014 Order”), pursuant to which the agency adopted legally enforceable “gas capture percentage goals” targeting the capture of natural gas produced in the state between October 1, 2014 and October 1, 2020. Modification of the 2014 Order by the NDIC in late 2015 resulted in revised gas capture percentage goals of 88% and 91% required to be achieved by November 1, 2018 and November 1, 2020, respectively. Recently, in November 2018, the NDIC considered revising its 2018 and 2020 gas capture percentage goals but elected to retain those standards; however, the NDIC revised the flaring program’s policy goals such that the crude oil and gas exploration and production industry has more flexibility in removing certain gas volumes from consideration in calculating compliance with the state’s gas capture percentage goals. The NDIC continues to adhere to other aspects of the modified 2014 Order, including development of Gas Capture Plans that provide measures for reducing the amount of natural gas flared by those operators so as to be consistent with the agency’s gas capture percentage goals. Also, wells must continue to meet or exceed the NDIC’s gas capture percentage goals on a per-well, per-field, county or statewide basis. If an operator is unable to attain the applicable gas capture percentage goal at maximum efficient rate, wells will be restricted in production to 200 barrels of crude oil per day if at least 60% of the monthly volume of associated natural gas produced from the well is captured, or otherwise crude oil production from such wells shall not exceed 100 barrels of crude oil per day. However, the NDIC will consider flexibility to these production restrictions, by means of temporary exemptions, for other types of extenuating circumstances after notice and hearing if the effect of such flexibility is a significant net increase in gas capture within one year of the date such relief is granted. Monetary penalty provisions also apply under this policy in the event an operator not meeting the gas capture percentage goals fails to timely file for a hearing with the NDIC upon being unable to meet such percentage goals or if the operator fails to timely implement production restrictions once below the applicable percentage goals. To the extent that our customers attempt to, but cannot comply with these gas capture requirements, those customers could incur increased compliance costs or restrictions on future production, which development could reduce demand for our services and have an adverse effect on our results of operations.

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
Employees
We do not have any employees. The officers of our General Partner, who are also officers of Oasis Petroleum, manage our operations and activities. As of December 31, 2018, Oasis Petroleum employed approximately 105 people who provide direct, full-time support to our operations. All of the employees that conduct our business are employed by Oasis Petroleum and its affiliates. We believe that Oasis Petroleum and its affiliates have a satisfactory relationship with those employees.
Office
The principal office of our Partnership is located at 1001 Fannin Street, Suite 1500, Houston, Texas 77002.
Available information
We are required to file annual, quarterly and current reports and other information with the SEC. Our filings with the SEC are available to the public from commercial document retrieval services and at the SEC’s website at http://www.sec.gov. Our common stock is listed and traded on the NYSE under the symbol “OMP.” Our periodic reports and other information filed with the SEC can also be inspected and copied at the New York Stock Exchange, 20 Broad Street, New York, New York 10005. We also make available on our website at http://www.oasismidstream.com all of the documents that we file with the SEC, free of charge, as soon as reasonably practicable after we electronically file such material with the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
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
For the year ended December 31, 2018, Oasis Petroleum accounted for approximately 98% of our revenues. We are substantially dependent on Oasis Petroleum as our most significant current customer, and we expect to derive a substantial majority of our revenues from Oasis Petroleum for the foreseeable future. As a result, any event, whether in our areas of operation or otherwise, that adversely affects Oasis Petroleum’s production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and distributable cash. Accordingly, we are indirectly subject to the business risks of Oasis Petroleum, including, among others:

•	a reduction in or slowing of Oasis Petroleum’s anticipated drilling and production schedule, which would directly and adversely impact demand for our midstream infrastructure;

•	the volatility of crude oil and natural gas prices, which could have a negative effect on the value of Oasis Petroleum’s properties, its drilling programs or its ability to finance its operations;

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
In order to make our minimum quarterly distribution of $0.3750 per common unit and subordinated unit per quarter, or $1.50 per unit per year, we will require available cash of approximately $12.7 million per quarter, or approximately $50.7 million per year, based on the common units and subordinated units outstanding as of February 22, 2019. We may not generate sufficient cash flows to support the payment of the minimum quarterly distribution to our unitholders.
The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	Oasis Petroleum’s and our third-party customers’ ability to fund their drilling programs in our areas of operation;

•	market prices of crude oil and natural gas and their effect on Oasis Petroleum’s and third parties’ drilling schedule, as well as produced volumes;

•	the fees we charge, and the margins we realize, from our midstream infrastructure business;

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
We have no control over Oasis Petroleum’s or other producers’ level of development and completion activity in our areas of operation, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines. In addition, we have no control over Oasis Petroleum or other producers or their development plan decisions, which are affected by, among other things:

•	the availability and cost of capital;

•	prevailing and projected crude oil and natural gas prices;

•	the proximity, capacity, cost and availability of gathering and transportation facilities, and other factors that result in differentials to benchmark prices;

•	demand for crude oil and natural gas;

•	levels of reserves;

•	geologic considerations;

•
environmental or other governmental laws and regulations, including the availability of drilling permits, the regulation of hydraulic fracturing, the availability of certain federal income tax deductions with respect to crude oil and natural gas exploration and development, and state taxes on crude oil and natural gas extraction;

•
stockholder activism or activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of crude oil and natural gas; and

•	the costs of producing crude oil and natural gas and the availability and costs of drilling rigs and other equipment.
Fluctuations in energy prices can also greatly affect the development of reserves. In general terms, the prices of crude oil, natural gas and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include worldwide economic conditions, weather conditions and seasonal trends, the levels of domestic production and consumer demand, the availability of imported crude oil and liquefied natural gas, or LNG, the availability of transportation systems with adequate capacity, the volatility and uncertainty of regional pricing differentials, the price and availability of alternative fuels, the effect of energy conservation measures, the nature and extent of governmental regulation and taxation, and the anticipated future prices of crude oil, natural gas, LNG and other commodities. Declines in commodity prices could have a negative impact on Oasis Petroleum’s development and production activity, and if sustained, could lead to a material decrease in such activity. Sustained reductions in development or production activity in our areas of operation could lead to reduced utilization of our services.
In addition, substantially all of Oasis Petroleum’s crude oil and natural gas production is sold to purchasers under contracts with market-based prices. The actual prices realized from the sale of crude oil and natural gas differ from the quoted NYMEX West Texas Intermediate and NYMEX Henry Hub prices, respectively, as a result of location differentials. Location differentials to NYMEX West Texas Intermediate and NYMEX Henry Hub prices, also known as basis differentials, result from variances in regional crude oil and natural gas prices compared to NYMEX West Texas Intermediate and NYMEX Henry Hub prices as a result of regional supply and demand factors. Oasis Petroleum may experience differentials to NYMEX West Texas Intermediate and NYMEX Henry Hub prices in the future, which may be material.
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
We serve customers who are involved in drilling for, producing and transporting crude oil and natural gas. Adverse developments affecting the crude oil and natural gas industry or drilling activity, including sustained low crude oil or natural gas prices, a decline in crude oil or natural gas prices, reduced demand for crude oil and natural gas products and increased regulation of drilling and production, could have a material adverse effect on our results of operations.
Our midstream infrastructure business depends on our customers’ willingness to make operating and capital expenditures to develop and produce crude oil and natural gas in the United States. A reduction in drilling activity generally results in decreases in the volumes of crude oil, natural gas and produced and flowback water produced, which adversely impacts our revenues. Therefore, if these expenditures decline, our business is likely to be adversely affected.
Our customers’ willingness to engage in drilling and production of crude oil and natural gas depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control, such as:

•	the supply of and demand for crude oil and natural gas;

•	the level of prices, and expectations about future prices, of crude oil and natural gas;

•	the cost of exploring for, developing, producing and delivering crude oil and natural gas, including fracturing services;

•	the expected rate of decline of current crude oil and natural gas production;

•	the discovery rates of new crude oil and natural gas reserves;

•	available pipeline and other transportation capacity;

•	lead times associated with acquiring equipment and products and availability of personnel;

•
weather conditions, including hurricanes, tornadoes, wildfires, drought or man-made disasters that can affect crude oil and natural gas operations over a wide area, as well as local weather conditions in the Bakken Shale region of the Williston Basin in North Dakota that can have a significant impact on drilling activity in that region;

•	regulations regarding flaring which may significantly increase the expenses associated with production;

•	domestic and worldwide economic conditions;

•	contractions in the credit market;

•	political instability in certain crude oil and natural gas producing countries;

•	the continued threat of terrorism and the impact of military and other action, including military action in the Middle East;

•
governmental regulations, including income tax laws or government incentive programs relating to the crude oil and natural gas industry and the policies of governments regarding the exploration for and production and development of their crude oil and natural gas reserves;

•	the level of crude oil production by non-OPEC countries and the available excess production capacity within OPEC;

•	crude oil refining capacity and shifts in end-customer preferences toward fuel efficiency;

•	potential acceleration in the development, and the price and availability, of alternative fuels;

•	the availability of water resources for use in hydraulic fracturing operations;

•	public pressure on, and legislative and regulatory interest in, federal, state and local governments to ban, stop, significantly limit or regulate hydraulic fracturing operations;

•	technical advances affecting energy consumption;

•	the access to and cost of capital for crude oil and natural gas producers;

•	merger and divestiture activity among crude oil and natural gas producers; and

•	the impact of changing regulations and environmental and occupational health and safety rules and policies.
Our ROFO/ROFR on Oasis Petroleum’s retained assets is subject to risks and uncertainty, and ultimately we may not acquire any of those assets.
At the closing of the initial public offering, Oasis Petroleum granted us a ROFO, which converts into a ROFR applicable to a successor upon a change of control of Oasis Petroleum, with respect to its retained interests in our DevCos and any other midstream assets that Oasis Petroleum builds with respect to its current acreage and elects to sell in the future. The consummation and timing of any acquisition by us of the assets covered by our ROFO or ROFR, as applicable, will depend upon, among other things, our ability to reach an agreement with Oasis Petroleum on price and other terms and our ability to obtain financing on acceptable terms. Moreover, Oasis Petroleum is only obligated to offer to sell us the Subject Assets if Oasis Petroleum decides to monetize such assets. Accordingly, we can provide no assurance whether, when or on what terms we will be able to successfully consummate any future acquisitions pursuant to our ROFO or ROFR, as applicable, and Oasis Petroleum is under no obligation to accept any offer that we may choose to make or to enter into any commercial agreements with us. Additionally, we may decide not to exercise our ROFO or ROFR, as applicable, when we are permitted to do so, and our decision will not be subject to unitholder approval. Finally, both the ROFO and the ROFR will terminate in the event Oasis Petroleum elects to sell our General Partner to a third party (other than in connection with a change of control of Oasis Petroleum).
Due to our lack of asset and geographic diversification, adverse developments in the areas in which we are located could adversely impact our financial condition, results of operations and cash flows and reduce our ability to make distributions to our unitholders.
Our midstream infrastructure assets are located exclusively in the North Dakota and Montana regions of the Williston Basin. As a result of this concentration, our financial condition, results of operations and cash flows are significantly dependent upon the demand for our midstream infrastructure assets in this area, and we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, market limitations, or other adverse events at one of our midstream infrastructure assets. As we are substantially dependent on Oasis Petroleum, as our largest customer, if Oasis Petroleum were to shift the geographic focus of its drilling activities away from the Williston Basin region, including to the Delaware Basin, there could be a reduction in the development activity tied to our assets, which could reduce our revenue and cash flows and adversely affect our ability to make cash distributions to our unitholders.
We cannot predict the rate at which our customers will develop acreage that is dedicated to us or the areas they will decide to develop.
Our acreage dedication and commitments from Oasis Petroleum cover midstream services in a number of areas that are at the early stages of development, in areas that Oasis Petroleum is still determining whether to develop, and in areas where we may have to acquire operating assets from third parties. In addition, Oasis Petroleum owns acreage in areas that are not dedicated to us. We cannot predict which of these areas Oasis Petroleum will determine to develop and at what time. Oasis Petroleum may decide to explore and develop areas in which we have a smaller operating interest in the midstream assets that service that area, or where the acreage is not dedicated to us, rather than areas in which we have a larger operating interest in the midstream assets that service that area. Oasis Petroleum’s decision to develop acreage that is not dedicated to us or that we have a smaller operating interest in may adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions. Likewise, we have no ability to influence when or where an unaffiliated third-party customer elects to develop acreage that is dedicated to us.
To the extent Oasis Petroleum shifts the focus of its development away from the acreage dedicated to us and to other areas of operations where we do not have assets or acreage dedications, including to the acreage Oasis Petroleum operates in the Delaware Basin, our results of operations and distributable cash could be adversely affected. In addition, because of contractual dedications to third-party crude oil and natural gas gathering companies, our opportunity to purchase additional midstream assets from Oasis Petroleum is generally limited to midstream assets Oasis Petroleum may develop in the City of Williston, Painted Woods, Missouri, Dublin, Target, and Far North Cottonwood areas and other areas Oasis Petroleum may develop in the future.
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
In addition, Oasis Petroleum has dedicated approximately 365,000 gross operated acres to third-party midstream service providers for natural gas services and approximately 330,000 gross operated acres for crude oil services. Accordingly, our ROFO or ROFR, as applicable, on additional midstream assets from Oasis Petroleum would be applicable only if Oasis Petroleum elects to build and sell assets in these areas when the existing third-party dedication lapses. As a result, our opportunity to acquire crude oil and gas gathering, processing and transportation assets from Oasis Petroleum, including pursuant to our ROFO or ROFR, as applicable, is generally limited, in the near term, to assets Oasis Petroleum may develop on its current acreage in the City of Williston, Painted Woods, Missouri, Dublin, Target, and Far North Cottonwood areas. If Oasis Petroleum does not develop midstream assets in these areas or elects not to offer them for sale, our ability to grow through the acquisition of additional midstream assets from Oasis Petroleum may be significantly and adversely impacted.
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
We may be unable to grow by acquiring from Oasis Petroleum the retained non-controlling interests in two of our DevCos or any other midstream assets that Oasis Petroleum builds with respect to its current acreage and elects to sell in the future, which could limit our ability to increase our distributable cash.
Part of our strategy for growing our business and increasing distributions to our unitholders is dependent upon our ability to make acquisitions that increase our distributable cash. Part of the acquisition component of our growth strategy is based upon our expectation of future divestitures by Oasis Petroleum to us of retained, acquired or developed midstream assets and portions of its retained, non-controlling interests in two of our DevCos. While we are beneficiaries of our ROFO or ROFR, as applicable, under our Omnibus Agreement, Oasis Petroleum is under no obligation to sell its retained interests in two of our DevCos or to offer to sell us any additional midstream assets, we are under no obligation to buy any additional interests or assets from Oasis Petroleum and we do not know when or if Oasis Petroleum will decide to sell its retained interests in two of our DevCos or make any offers to sell assets to us. We may never purchase all or any portion of the retained, non-controlling interests in two of our DevCos or any other midstream assets from Oasis Petroleum for several reasons, including the following:

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

Each of these factors may also result in our inability to exercise our right under the ROFR with any successor to Oasis Petroleum following a change of control of Oasis Petroleum. We do not know when or if Oasis Petroleum will decide to sell all or any portion of its non-controlling interests or will offer us any portion of its assets, and we can provide no assurance that we will be able to successfully consummate any future acquisition of all or any portion of such non-controlling interests in two of our DevCos or assets. Furthermore, if Oasis Petroleum reduces its ownership interest in us, it may be less willing to sell to us its retained non-controlling interests in our DevCos or any other midstream assets.
In addition, except for our ROFO or ROFR, as applicable, there are no restrictions on Oasis Petroleum’s ability to transfer its non-controlling interests in two of our DevCos or any of its midstream assets to a third party or non-controlled affiliate. Finally, both the ROFO and the ROFR will terminate if Oasis Petroleum elects to sell our General Partner to a third party. If we do not acquire all or a significant portion of the non-controlling interests in two of our DevCos held by Oasis Petroleum or other midstream assets from Oasis Petroleum (or, as applicable, any successor to Oasis Petroleum), our ability to grow our business and increase our cash distributions to our unitholders may be significantly limited.
An unfavorable resolution of the Mirada Litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.
On March 23, 2017, Mirada filed a lawsuit against Oasis Petroleum, OPNA and OMS, seeking monetary damages in excess of $100.0 million, declaratory relief, attorneys’ fees and costs (Mirada Energy, LLC, et al. v. Oasis Petroleum North America LLC, et al.; in the 334th Judicial District Court of Harris County, Texas; Case Number 2017-19911). In its original lawsuit Mirada asserts that it is a working interest owner in certain acreage owned and operated by Oasis Petroleum in Wild Basin. Specifically, Mirada asserts that Oasis Petroleum has breached certain agreements by: (1) failing to allow Mirada to participate in Oasis Petroleum’s midstream operations in Wild Basin; (2) refusing to provide Mirada with information that Mirada contends is required under certain agreements and failing to provide information in a timely fashion; (3) failing to consult with Mirada and failing to obtain Mirada’s consent prior to drilling more than one well at a time in Wild Basin; and (4) overstating the estimated costs of proposed well operations in Wild Basin. Mirada seeks a declaratory judgment that OPNA be removed as operator in Wild Basin at Mirada’s election and that Mirada be allowed to elect a new operator; that certain agreements apply to Oasis Petroleum and Mirada and Wild Basin with respect to this dispute; that Oasis Petroleum be required to provide all information within its possession regarding proposed or ongoing operations in Wild Basin; and that OPNA not be permitted to drill, or propose to drill, more than one well at a time in Wild Basin without obtaining Mirada’s consent. Mirada also seeks a declaratory judgment with respect to Oasis Petroleum’s current midstream operations in Wild Basin. Specifically, Mirada seeks a declaratory judgment that Mirada has a right to participate in Oasis Petroleum’s Wild Basin midstream operations, consisting of produced and flowback water disposal, crude oil gathering and gas gathering and processing; that, upon Mirada’s election to participate, Mirada is obligated to pay its proportionate costs of Oasis Petroleum’s midstream operations in Wild Basin; and that Mirada would then be entitled to receive a share of revenues from the midstream operations and would not be charged any amount for its use of these facilities for production from the “Contract Area.” On June 30, 2017, Mirada amended its original petition to add a claim that Oasis Petroleum has breached certain agreements by charging Mirada for midstream services provided by its affiliates and to seek a declaratory judgment that Mirada is entitled to be paid its share of total proceeds from the sale of hydrocarbons received by OPNA or any affiliate of OPNA without deductions for midstream services provided by OPNA or its affiliates.
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
Oasis Petroleum believes that Mirada’s claims are without merit, that Oasis Petroleum has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements which do not apply to Oasis Petroleum. Oasis Petroleum filed answers denying all of Mirada’s claims and intends to continue to vigorously defend against Mirada’s claims. The Partnership has not yet filed an answer because it has not yet been served with process. Discovery is ongoing, and each of the parties has made a number of procedural filings and motions, and additional filings and motions can be expected over the course of the claim. Trial was previously scheduled for May 2019, but, in connection with a request by the parties to continue the trial until a later date, the trial is now scheduled for February 2020. Neither we nor Oasis Petroleum can predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to our or Oasis Petroleum’s interests, or if we or Oasis Petroleum were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on our business, results of operations, financial condition and cash flows. Such an adverse determination could materially impact Oasis Petroleum’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in Oasis Petroleum’s midstream operations could materially reduce the interests of Oasis Petroleum and us in our current assets and future midstream opportunities and related revenues in Wild Basin. Under the Omnibus Agreement the Partnership entered into with Oasis Petroleum in connection with the closing of the initial public offering, Oasis Petroleum agreed to indemnify the Partnership for any losses resulting from this litigation. However, the Partnership cannot guarantee that such indemnity will fully protect the Partnership from the adverse consequences of any adverse ruling.
In our midstream infrastructure business, we may not be able to attract additional third-party gathering volumes, which could limit our ability to grow and diversify our customer base.
Part of our long-term growth strategy includes identifying additional opportunities to offer services to third parties. For the year ended December 31, 2018, Oasis Petroleum accounted for approximately 98% of our revenues. Our ability to increase throughput on our midstream systems and any related revenue from third parties is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when requested by third parties. To the extent that we lack available capacity on our systems for third-party volumes or wells, we may not be able to compete effectively with third-party systems for additional volumes in our areas of operation.
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
The continued growth of our business will be affected by the willingness of potential third-party customers to outsource their midstream infrastructure services needs generally, and to us specifically rather than to our competitors. Potential third-party customers who are significant producers of crude oil and natural gas may develop their own midstream systems in lieu of using our systems. Currently, many E&P companies own and operate waste treatment, recovery and disposal facilities. In addition, most crude oilfield operators have numerous abandoned wells that could be licensed for use in the disposition of internally generated produced and flowback water and third-party produced and flowback water in competition with us. Potential third-party customers could decide to process and dispose of their produced and flowback water internally or develop their own midstream infrastructure systems for produced and flowback water gathering and freshwater distribution, which could negatively impact our financial position, results of operations, cash flows and ability to make cash distributions to our unitholders.
We also have many competitors in the midstream infrastructure business. Other companies offer similar third-party natural gas gathering, compression, processing and gas lift; crude oil gathering, stabilization, blending, storage and transportation; produced and flowback water gathering and disposal; and freshwater distribution services in our areas of operation. Some of our competitors for third-party volumes have greater financial resources and access to larger supplies of crude oil and natural gas than those available to us, which could allow those competitors to price their services more aggressively than we do. With respect to our produced and flowback water gathering and disposal and freshwater distribution operations, vehicle-based competition has the ability to expand to additional basins more quickly than pipeline-based assets and at a lower initial capital cost. In addition, many companies manage a portion of their own produced and flowback water internally without using a third-party provider, and some companies also compete with us by offering gathering and disposal to other crude oil and natural gas companies. Furthermore, technologies may be developed that could be used by our customers to recycle produced and flowback water and to recover crude oil through crude oilfield waste processing. Potential third-party customers regularly evaluate the best combination of value and price from competing alternatives and new technologies and, in the absence of a long-term contractual arrangement, can move between alternatives or, in some cases, develop their own alternatives with relative ease. This competition influences the prices we charge and requires us to control our costs aggressively and maximize efficiency in order to maintain acceptable operating margins; however, we may be unable to do so and remain competitive on a cost-for-service basis. In addition, existing and future competitors may develop or offer midstream infrastructure or new technologies that have pricing, location or other advantages over the gathering and disposal services we provide, including a lower cost of capital.
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
All of these competitive pressures could make it more difficult for us to retain our existing customers and/or attract new customers as we seek to expand our business, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make quarterly cash distributions to our unitholders. In addition, competition could intensify the negative impact of factors that decrease demand for crude oil and natural gas in the markets served by our assets, such as adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of crude oil and natural gas.
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
The construction of additions or modifications to our existing systems and the construction or purchase of new assets involves numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. Financing may not be available on economically acceptable terms or at all. For example, construction activities may be delayed or require greater capital investment if the commodity prices of certain supplies such as steel pipe increase due to the imposition of tariffs. If we undertake these projects, we may not be able to complete them on schedule, at the budgeted cost or at all. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For example, we may construct facilities to capture anticipated future production growth in an area in which such growth does not materialize, or if we build a new facility the construction may occur over an extended period of time, and we may not receive any material increases in revenues until the project is completed. As a result, new gathering, disposal or other assets may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. In addition, the construction of additions to our existing assets may require us to obtain new rights-of-way prior to constructing new pipelines or facilities. We may be unable to timely obtain such rights-of-way to connect new supplies to our existing gathering pipelines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to expand or renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, our cash flows could be adversely affected.

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
Our revolving credit facility (the “Revolving Credit Facility”) contains a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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
We own and operate crude oil gathering and transportation lines, natural gas gathering lines, a natural gas processing facility and produced and flowback water gathering and disposal facilities in North Dakota and Montana. Each state has its own regulatory program for addressing the gathering, transporting, processing, handling, treatment, recycling or disposal of crude oil, natural gas and produced and flowback water, as applicable. We are also required to comply with federal laws and regulations governing our operations. These environmental and other laws and regulations require that, among other things, we obtain permits and authorizations prior to the development and operation of crude oil and natural gas gathering or transportation lines, natural gas processing facilities, waste treatment and storage facilities and in connection with the disposal and transportation of certain types of wastes. The applicable regulatory agencies strictly monitor waste handling and disposal practices at our facilities. For many of our sites, we are required under applicable laws, regulations and/or permits to conduct periodic monitoring, company-directed testing and third-party testing. Any failure to comply with such laws, regulations or permits may result in suspension or revocation of necessary permits and authorizations, civil or criminal liability and imposition of fines and penalties, which could adversely impact our operations and revenues and ability to continue to provide crude oil and natural gas gathering and transportation, natural gas processing and crude oilfield water services to our E&P customers.
In addition, we may experience a delay in obtaining, be unable to obtain, or suffer the revocation of required permits or regulatory authorizations, which may cause us to be unable to serve customers, interrupt our operations and limit our growth and revenue. Regulatory agencies may impose more stringent or burdensome restrictions or obligations on our operations when we seek to renew or amend our permits. For example, permit conditions may limit the amount or types of wastes we may accept, require us to make material expenditures to upgrade our facilities, implement more burdensome and expensive monitoring or sampling programs, or increase the amount of financial assurance that we provide to cover future facility closure costs. Moreover, shareholder activists, non-governmental organizations or the public may elect to protest the issuance or renewal of our permits on the basis of developmental, environmental or aesthetic considerations, which protests may contribute to a delay or denial in the issuance or reissuance of such permits.
Delays in obtaining permits by our crude oil and natural gas E&P customers for their operations could impair our business.
In most states, our E&P customers are required to obtain permits from one or more governmental agencies in order to perform drilling and completion activities and to operate certain types of crude oilfield facilities. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions that may be imposed in connection with the granting of the permit. Some of our customers’ drilling and completion activities may take place on federal land or Native American lands, requiring leases and other approvals from the federal government or Native American tribes to conduct such drilling and completion activities. In some cases, federal agencies have cancelled proposed leases for federal lands and refused or delayed required approvals. Consequently, our customers’ operations in certain areas of the United States may be interrupted or suspended for varying lengths of time, resulting in reduced demand for our gathering, transportation, processing and/or disposal services and a corresponding loss of revenue to us as well as adversely affecting our results of operations in support of those customers.
In the future we may face increased obligations relating to the closing of our produced and flowback water facilities and may be required to provide an increased level of financial assurance to guaranty the appropriate closure activities occur for a produced and flowback water facility.
Obtaining a permit to own or operate produced and flowback water facilities generally requires us to establish performance bonds, letters of credit or other forms of financial assurance to address clean-up and closure obligations. As we acquire additional produced and flowback water facilities or expand our existing produced and flowback water facilities, these obligations will increase. Additionally, in the future, regulatory agencies may require us to increase the amount of our closure bonds at existing produced and flowback water facilities. We have accrued $1.5 million on our consolidated balance sheet related to our future closure obligations of our produced and flowback water facilities as of December 31, 2018. However, actual costs could exceed our current expectations, as a result of, among other things, federal, state or local government regulatory action, increased costs charged by service providers that assist in closing produced and flowback water facilities and additional environmental remediation requirements. The obligation to satisfy increased regulatory requirements associated with our produced and flowback water facilities could result in an increase of our operating costs and cause our available cash that we have to distribute to our unitholders to decline.
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs of doing business and additional operations restrictions for our crude oil and natural gas E&P customers, which could reduce the throughput on our midstream infrastructure assets and adversely impact our revenues.
Hydraulic fracturing is an important and common well stimulation process that utilizes large volumes of water and sand, or other proppant, combined with fracturing chemical additives that are pumped at high pressure to crack open dense subsurface rock formations to release hydrocarbons. Our E&P customers—primarily Oasis Petroleum—regularly conduct hydraulic fracturing operations. Substantially all of Oasis Petroleum’s crude oil and natural gas production is being developed from shale formations. These reservoirs require hydraulic fracturing completion processes to release the crude oil and natural gas from the rock so that it can flow through casing to the surface. Hydraulic fracturing is currently generally exempt from regulation under the SDWA UIC program. In recent years, however, there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate federal, state and local legislation that would increase the regulatory burden imposed on hydraulic fracturing.
Hydraulic fracturing is typically regulated by state crude oil and natural gas commissions or similar agencies. However, several federal regulatory agencies have conducted investigations regarding, or asserted regulatory authority over, certain aspects of the process. For example, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances. Additionally, the EPA has asserted regulatory authority pursuant to the SDWA over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities; the EPA has issued an Advance Notice of Proposed Rulemaking under Section 8 of the Toxic Substances Control Act to require reporting of the chemical substances and mixtures used in hydraulic fracturing; and, more recently, in 2016, published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional crude oil and natural gas extraction facilities to publicly owned wastewater treatment plants. Also, in 2015, the BLM published a final rule establishing new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands but the BLM rescinded the 2015 rule in December 2017; however, litigation challenging the BLM’s decision was filed in federal District Court in January 2018 and remains pending. From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing, including the underground disposal of fluids or propping agents associated with such fracturing activities and the disclosure of the chemicals used in the fracturing process.
In addition, a number of states, including North Dakota and Montana, where we operate, have adopted, and other states are considering adopting regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. States could elect to prohibit high-volume hydraulic fracturing altogether, following the approach taken by the State of New York. Also, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.
If new or more stringent laws or regulations relating to hydraulic fracturing are adopted at the federal, state or local levels, Oasis Petroleum and our other third-party E&P producing customers’ fracturing activities could become subject to additional permit requirements, reporting requirements or operational restrictions and associated permitting delays or additional costs that could adversely affect the determination of whether a well is commercially viable. Restrictions on hydraulic fracturing could also reduce the amount of crude oil and natural gas that our customers are ultimately able to produce in commercial quantities. A reduction in production of crude oil and natural gas would likely reduce the demand for our gathering, transporting, processing and disposal services, which adversely impacts our revenues and profitability. Therefore, if these expenditures decline, our business is likely to be adversely affected.
Legislation or regulatory initiatives intended to address seismic activity could restrict our ability to dispose of produced and flowback water gathered from Oasis Petroleum and our other third-party E&P customers, which could have a material adverse effect on our business.
We dispose of large volumes of produced and flowback water gathered from Oasis Petroleum and our other third-party E&P customers produced in connection with their drilling and production operations pursuant to permits issued to us by governmental authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities.
For example, there exists a growing concern amongst the public and federal and state agencies that the injection of produced and flowback water into belowground disposal wells triggers seismic activity in certain areas, including North Dakota and Montana, where we operate. In response to these concerns, federal and some state agencies are investigating whether such wells have caused increased seismic activity. Also, regulators in some states have adopted, and other states are considering adopting additional requirements related to seismic safety, including the permitting of disposal wells or otherwise to assess any relationship between seismicity and the use of such wells, which has resulted in some states restricting, suspending or shutting down the use of such injection wells. The adoption and implementation of any new laws or regulations that restrict our ability to dispose of produced and flowback water gathered from Oasis Petroleum and our other third-party E&P customers, by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring us to shut down disposal wells, could reduce the demand for our produced and flowback water gathering and disposal services and have a material adverse effect on our business, financial condition and results of operations.
Compliance with environmental laws and regulations could cause us and our E&P customers to incur significant costs or liabilities as well as delays in our E&P customers’ production that could reduce our volume of services and have a material adverse effect on our business.
Our crude oil gathering and transportation, natural gas gathering and processing, and produced and flowback water gathering and disposal services as well as related crude oilfield operations are subject to stringent federal, tribal, state and local laws and regulations governing the handling, disposal and discharge of materials and wastes and the protection of natural resources and the environment. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly response actions. These laws and regulations may impose numerous obligations that are applicable to our and our E&P customers’ operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our or our customers’ operations, the prohibition of noise-producing activities, the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas and the imposition of substantial liabilities and remedial obligations for pollution or contamination resulting from our and our customers’ operations. Compliance with environmental laws and regulations is difficult and may require us to make significant expenditures. Failure to comply with these laws, regulations and permits may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective action obligations or the incurrence of capital expenditures, the occurrence of delays, denials, or cancellations in the permitting, development or expansion of projects and the issuance of injunctions limiting or preventing some or all of our operations in a particular area. Private parties, including the owners of the properties through which our gathering line assets pass or our processing plant is located, properties we formerly operated, and facilities where wastes resulting from our operations are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance and require the cleanup of any contamination, as well as to seek damages for non-compliance with environmental laws, regulations and permits or for personal injury or property damage. We may not be able to recover all or any of these costs from insurance. We may also experience a delay in obtaining or be unable to obtain required permits, which may cause us to lose potential and current E&P customers, interrupt our operations and limit our growth and revenues, which in turn could affect our profitability. In addition, our customers’ liability under, or costs and expenditures to comply with, environmental laws and regulations could lead to delays and increased operating costs, which could reduce the volumes of crude oil and natural gas that move through our gathering line assets or processing plant.
Our operations also pose risks of environmental liability due to spills or other releases from our operations to surface or subsurface soils, surface water or groundwater. Certain environmental laws impose strict as well as joint and several liability for costs required to remediate and restore sites where hydrocarbons, materials or wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In connection with certain acquisitions, we could assume, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in material increases in our costs of doing business and consequently affecting profitability. For example, in 2015, the EPA issued a final rule under the CAA, lowering the NAAQS for ground-level ozone to 70 parts per billion under both the primary and secondary standards. In 2017 and 2018, the EPA issued area designations with respect to ground-level ozone as either “attainment/unclassifiable,” “unclassifiable” or “non-attainment” and, in November 2018, issued final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS. State implementation of these revised standards for ground-level ozone could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant.
Changes in environmental laws and regulations occur frequently, and compliance with more stringent requirements may increase the costs to our E&P customers of developing and producing petroleum hydrocarbons, which could lead to reduced operations by these customers and, as a result, may have an indirect and adverse effect on the amount of customer-produced crude oil or natural gas gathered, transported or processed by us or produced and flowback water delivered to our facilities by our customers, which could have a material adverse effect on our financial condition and results of operations.
Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the crude oil and natural gas that we handle, while potential physical effects of climate change could disrupt our operations and cause us to incur significant costs in preparing for or responding to those effects.
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
At the federal level, no comprehensive climate change legislation has been implemented to date. However, the EPA has determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment and has adopted regulations under existing provisions of the federal CAA that establish PSD construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States on an annual basis, including, among others, crude oil and natural gas production, processing, transmission and storage facilities. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the crude oil and natural gas industry, including gathering and boosting facilities and blowdowns of natural gas transmission pipelines.
Federal agencies also have begun directly regulating emissions of methane, a GHG, from crude oil and natural gas operations. In June 2016, the EPA published NSPS Subpart OOOOa standards that require certain new, modified or reconstructed facilities in the crude oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards expand the NSPS Subpart OOOO requirements previously issued in 2012 by using certain equipment-specific emissions control practices. In June 2017, the EPA published a proposed rule to stay certain portions of the 2016 standards for two years but the rule was not finalized. Rather, in February 2018, the EPA finalized amendments to certain requirements of the 2016 final rule, and in September 2018 the EPA proposed additional amendments, including rescission of certain requirements and revisions to other requirements, such as fugitive emission monitoring frequency. In another example, in November 2016, the BLM published a final rule to reduce methane emissions by regulating venting, flaring, and leaking from crude oil and natural gas operations on federal and Indian lands. However, in September 2018, the BLM published a final rule that rescinds most of the new requirements of the November 2016 final rule and codifies the BLM’s prior approach to venting and flaring but the rule rescinding the November 2016 final rule has been challenged in federal court and remains pending. These rules, should they remain in effect, and any other new methane emission standards imposed on the crude oil and gas sector could result in increased costs to our operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business. Internationally, in April 2016, the United States joined other countries in entering into a United Nations-sponsored non-binding agreement negotiated in Paris, France for nations to limit their GHG emissions through individually-determined reduction goals every five years beginning in 2020. However, in August 2017, the U.S. State Department informed the United Nations of the intent of the United States to withdraw from the Paris Agreement, which provides for a four-year exit process beginning when the agreement took effect in November 2016.
The adoption and implementation of any international, federal or state legislation, regulations or other regulatory initiatives that require reporting of GHGs or otherwise restricts emissions of GHGs from our or our E&P customers’ equipment and operations could require us and our customers to incur increased costs, adversely affect demand for the crude oil and natural gas we handle or produced and flowback water we gather and dispose of and thus have a material adverse effect on our business, financial condition and results of operations. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and gas will continue to represent a major share of global energy use through 2040 and other studies by the private sector project continued growth in demand for the next two decades. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector. Ultimately, this could make it more difficult to secure funding for exploration and production or midstream activities. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If such effects were to occur, they could have an adverse effect on our operations. At this time, we have not developed a comprehensive plan to address the legal, economic, social or physical impacts of climate change on our operations.
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
In August 2005, Congress enacted the EPAct 2005. Among other matters, the EPAct 2005 amended the NGA to add an anti-manipulation provision that makes it unlawful for “any entity” to engage in prohibited behavior in contravention of rules and regulations to be prescribed by FERC and, furthermore, provides FERC with additional civil penalty authority. In January 2006, FERC issued Order No. 670, a rule implementing the anti-manipulation provisions of the EPAct 2005. The rules make it unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC or the purchase or sale of transportation services subject to the jurisdiction of FERC to (1) use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements not misleading; or (3) to engage in any act or practice that operates as a fraud or deceit upon any person. Such anti-manipulation rules apply to interstate gas pipelines and storage companies and intrastate gas pipelines and storage companies that provide interstate services, such as Natural Gas Policy Act (“NGPA”) Section 311 service, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC’s jurisdiction. The anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering to the extent such transactions do not have a “nexus” to jurisdictional transactions. The EPAct 2005 also amended the NGA and the NGPA to give FERC authority to impose civil penalties for violations of these statutes and FERC’s regulations, rules and orders, up to $1,000,000 per violation per day for violations occurring after August 8, 2005. In January 2018, FERC increased that maximum penalty to $1,269,500 per violation per day, adjusted annually for inflation. In connection with this enhanced civil penalty authority, FERC issued a revised policy statement on enforcement to provide guidance regarding the enforcement of the statutes, orders, rules and regulations it administers, including factors to be considered in determining the appropriate enforcement action to be taken. In addition, the Commodities Futures Trading Commission (the “CFTC”) is directed under the Commodities Exchange Act (the “CEA”) to prevent price manipulations for the commodity and futures markets, including the energy futures markets. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act and other authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of $1,191,842, adjusted annually for inflation or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA. Should we fail to comply with all applicable FERC, CFTC or other statutes, rules, regulations and orders governing market behavior, we could be subject to substantial penalties and fines.

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

•
equipment defects, vehicle accidents, blowouts, surface cratering, uncontrollable flows of natural gas or well fluids, abnormally pressured formations and various environmental hazards such as unauthorized crude oil or produced water spills and releases of, and exposure to, hazardous substances;

•	risks associated with hydraulic fracturing, including any mishandling, surface spillage or potential underground migration of fracturing fluids, including chemical additives;

•	damages to and loss of availability of interconnecting third-party pipelines, railroads, terminals and other means of delivering produced and flowback water, freshwater, crude oil and natural gas;

•	crude oil tank car derailments, fires, explosions and spills;

•	disruption or failure of information technology systems and network infrastructure due to various causes, including unauthorized access or attack;

•	curtailments of operations due to severe seasonal weather;

•	riots, strikes, lockouts or other industrial disturbances;

•	governmental mandates, compliance, inspections restrictions or laws and regulations; and

•	other hazards.
Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:

•	injury or loss of life;

•	damage to and destruction of property, natural resources and equipment;

•	pollution and other environmental damage;

•	regulatory investigations and penalties;

•	suspension of our operations; and

•	repair and remediation costs.
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
Certain of our pipelines are subject to regulation by PHMSA under the HLPSA with respect to crude oil and the NGPSA with respect to natural gas. The HLPSA and NGPSA govern the design, installation, testing, construction, operation, replacement and management of crude oil and natural gas pipeline facilities. These laws have resulted in the adoption of rules by PHMSA, that, among other things, require transportation pipeline operators to implement integrity management programs, including more frequent inspections, correction of identified anomalies and other measures to ensure pipeline safety in HCAs, such as high population areas, areas unusually sensitive to environmental damage and commercially navigable waterways. In addition, states have adopted regulations similar to existing PHMSA regulations for certain intrastate gas and hazardous liquid pipelines, which regulations may impose more stringent requirements than found under federal law. Historically, our pipeline safety compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance costs will not have a material adverse effect on our business and operating results. New laws or regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays.
Legislation in recent years has resulted in more stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. The HLPSA and NGPSA have been amended by the 2011 Pipeline Safety Act and 2016 Pipeline Safety Act. The 2011 Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. The 2016 Pipeline Safety Act extended PHMSA’s statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and developing new safety standards for natural gas storage facilities. The 2016 Act also empowers PHMSA to address unsafe conditions and practice constituting imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of hazardous liquid or natural gas pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim regulations in 2016 to implement the agency’s expanded authority to address such conditions or practices that pose an imminent hazard to life, property, or the environment.
The adoption of new or amended regulations by PHMSA that result in more stringent or costly pipeline integrity management or safety standards could have a significant adverse effect on our results of operations. For example, in January 2017, PHMSA issued a final rule that significantly extends and expands the reach of certain PHMSA hazardous liquid pipeline integrity management requirements, such as, for example, periodic assessments, leak detection and repairs, regardless of the pipeline’s proximity to a high consequence area. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. However, the date of implementation of this final rule by publication in the Federal Register continues to be delayed following the January 2017 change in Presidential Administrations. In a second example, in March 2016, PHMSA announced a proposed rulemaking that would impose new or more stringent requirements for certain natural gas lines and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas pipelines in newly defined “moderate consequence areas” that contain as few as 5 dwellings within a potential impact area; requiring natural gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures (“MAOP”); and requiring certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards. Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements for natural gas pipelines and also require consideration of seismicity in evaluating threats to pipelines. PHMSA has split this proposed rule into three separate rulemaking proceedings and is expected to finalize those proceedings in 2019. New legislation or any new regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays. In the absence of the PHMSA pursuing any legal requirements, state agencies, to the extent authorized, may pursue state standards, including standards for rural gathering lines.
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
Crude oil and natural gas producers’ operations, especially those using hydraulic fracturing, are substantially dependent on the availability of water. Restrictions on the ability to obtain water may incentivize water recycling efforts by our customers, which would decrease the volume of non-hazardous waste and water delivered to our facilities and could have an adverse effect on our cash flows.
Water is an essential component of crude oil and natural gas production during both the drilling and hydraulic fracturing processes. However, the availability of suitable water supplies may be limited by prolonged drought conditions and changing laws and regulations relating to water use and conservation. For example, in North Dakota, the Missouri River has been a preferred source for water used in hydraulic fracturing operations occurring in the state. However, in recent years, the Corps has restricted access to the Missouri River within certain reservoirs along Lake Sakakawea and Lake Oahe. In 2010, the Corps placed a moratorium on issuing new real estate permits, which in turn blocked any new industrial water intakes, around Lake Sakakawea. In February 2013, the Corps lifted the moratorium, but the issuance of water easements and access may continue to be restricted by the Corps. Drought conditions, in conjunction with restricted access to waters of the Missouri River by the Corps, may result in increased operating costs, as industrial water users may be required to haul available water over longer distances. The occurrence of any one or more of these developments may result in reduced operations by our crude oil and natural gas producing customers, which could result in decreased volumes of return flow water being delivered to our facilities.
Our E&P customers must comply with North Dakota rules on the capture rather than flaring of natural gas in connection with production of crude oil and natural gas, which compliance activities may increase the costs of compliance and restrict or prohibit future production, which results could adversely affect our services.
In 2014, the NDIC adopted the 2014 Order, pursuant to which the agency adopted legally enforceable “gas capture percentage goals” targeting the capture of natural gas produced in the state between October 1, 2014 and October 1, 2020. Modification of the 2014 Order by the NDIC in late 2015 resulted in revised gas capture percentage goals of 88% and 91% required to be achieved by November 1, 2018 and November 1, 2020, respectively. Recently, in November 2018, the NDIC considered revising its 2018 and 2020 gas capture percentage goals but elected to retain those standards; however, the NDIC revised the flaring program’s policy goals such that the crude oil and gas exploration and production industry has more flexibility in removing certain gas volumes from consideration in calculating compliance with the state’s gas capture percentage goals. The NDIC continues to adhere to other aspects of the modified 2014 Order, including development of Gas Capture Plans that provide measures for reducing the amount of natural gas flared by those operators so as to be consistent with the agency’s gas capture percentage goals. Also, wells must continue to meet or exceed the NDIC’s gas capture percentage goals on a per-well, per-field, county or statewide basis. If an operator is unable to attain the applicable gas capture percentage goal at maximum efficient rate, wells will be restricted in production to 200 barrels of crude oil per day if at least 60% of the monthly volume of associated natural gas produced from the well is captured, or otherwise crude oil production from such wells shall not exceed 100 barrels of crude oil per day. However, the NDIC will consider flexibility to these production restrictions, by means of temporary exemptions, for other types of extenuating circumstances after notice and hearing if the effect of such flexibility is a significant net increase in gas capture within one year of the date such relief is granted. Monetary penalty provisions also apply under this policy in the event an operator not meeting the gas capture percentage goals fails to timely file for a hearing with the NDIC upon being unable to meet such percentage goals or if the operator fails to timely implement production restrictions once below the applicable percentage goals. To the extent that our E&P customers attempt to but cannot comply with these gas capture requirements, those customers could incur increased compliance costs to such customers or restrictions on future production, which developments could reduce demand for our services and events could have an adverse effect on our results of operations.
Crude oil and natural gas prices are volatile, and a change in these prices in absolute terms, or an adverse change in the prices of crude oil and natural gas relative to one another, could adversely affect our gross margin, business, financial condition, results of operations, cash flows and ability to make cash distributions.
We are subject to risks due to frequent and often substantial fluctuations in commodity prices. In the past, the prices of crude oil and natural gas and other commodities have been extremely volatile, and we expect this volatility to continue. Our future cash flows may be materially adversely affected if commodity markets experience significant, prolonged pricing deterioration.
The markets for and prices of crude oil and natural gas and other commodities depend on factors that are beyond our control. These factors include the supply of and demand for these commodities, which fluctuate with changes in market and economic conditions and other factors, including:

•	the levels of domestic production and consumer demand;

•	the availability of transportation systems with adequate capacity;

•	the volatility and uncertainty of regional pricing differentials;

•	worldwide economic conditions;

•	worldwide political events, including actions taken by foreign crude oil and natural gas producing nations;

•	worldwide weather events and conditions, including natural disasters and seasonal changes;

•	the price and availability of alternative fuels;

•	the effect of energy conservation measures;

•	the nature and extent of governmental regulation (including environmental requirements) and taxation;

•	fluctuations in demand from electric power generators and industrial customers; and

•	the anticipated future prices of crude oil and natural gas, condensate and other commodities.
We may not be able to renew or replace expiring contracts at favorable rates or on a long-term basis.
We gather the crude oil and natural gas through our midstream systems under long-term contracts with Oasis Petroleum. As these contracts expire, we may have to negotiate extensions or renewals with Oasis Petroleum or enter into new contracts with other suppliers and customers. We may be unable to obtain new contracts on favorable commercial terms, if at all. We also may be unable to maintain the economic structure of a particular contract with Oasis Petroleum or the overall mix of our contract portfolio. Moreover, we may be unable to obtain areas of mutual interest from new customers in the future, and we may be unable to renew existing areas of mutual interest with current customers as and when they expire. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:

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
Terrorist attacks or cyber-attacks may significantly affect the energy industry, including our operations and those of Oasis Petroleum and our other potential customers, as well as general economic conditions, consumer confidence and spending and market liquidity. Strategic targets, such as energy-related assets, may be at greater risk of future attacks than other targets in the United States. Also, destructive forms of protests and opposition by activists and other disruptions, including acts of sabotage or eco-terrorism, against crude oil and natural gas development and production or midstream processing or transportation activities could potentially result in damage or injury to persons, property or the environment or lead to extended interruptions of our or our E&P clients’ operations. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.
A cyber incident could result in information theft, data corruption, operational disruption and/or financial loss.
The crude oil and gas industry has become increasingly dependent on digital technologies to conduct day-to-day operations, including certain midstream activities. For example, software programs are used to manage gathering and transportation systems and for compliance reporting. The use of mobile communication devices has increased rapidly. Industrial control systems such as SCADA (supervisory control and data acquisition) now control large scale processes that can include multiple sites and long distances, such as crude oil and gas pipelines. We depend on digital technology, including information systems and related infrastructure as well as cloud applications and services, to process and record financial and operating data and to communicate with our employees and business partners. Our business partners, including vendors, service providers and financial institutions, are also dependent on digital technology. The technologies needed to conduct midstream activities make certain information the target of theft or misappropriation.
As dependence on digital technologies has increased, cyber incidents, including deliberate attacks or unintentional events, also has increased. A cyber attack could include gaining unauthorized access to digital systems or data for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. SCADA-based systems are potentially vulnerable to targeted cyber attacks due to their critical role in operations.
Our technologies, systems, networks, and data and those of our business partners, may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information or other disruption of our business operations. In addition, certain cyber incidents, such as unauthorized surveillance or a cyber breach, may remain undetected for an extended period.
A cyber incident involving our information systems or data and related infrastructure, or that of our business partners, including any vendor or service provider, could disrupt our business plans and negatively impact our operations in the following ways, among others:

•	supply chain disruptions, which could delay or halt development of additional infrastructure, effectively delaying the start of cash flows from the project;

•	delays in delivering or failure to deliver product at the tailgate of our facilities, resulting in a loss of revenues;

•	operational disruption resulting in loss of revenues;

•	events of non-compliance that could lead to regulatory fines or penalties; and

•	business interruptions that could result in expensive remediation efforts, distraction of management, damage to our reputation or a negative impact on the price of our units.
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
Unitholders are currently unable to remove our General Partner without its consent because our General Partner and its affiliates, including Oasis Petroleum, own sufficient units to be able to prevent its removal. Our general partner may not be removed except for cause by vote of the holders of at least 66 2/3% of all outstanding common and subordinated units, including any units owned by our General Partner and its affiliates, voting together as a single class. As of February 22, 2019, Oasis Petroleum owns 67.5% of our outstanding common and subordinated units. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our General Partner liable for actual fraud or willful misconduct in its capacity as our General Partner.
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
Oasis Petroleum holds 9,075,000 common units and 13,750,000 subordinated units as of February 22, 2019. All of the subordinated units will convert into common units at the end of the subordination period and some may convert earlier. Additionally, we have agreed to provide Oasis Petroleum with certain registration rights, pursuant to which we may be required to register common and subordinated units it holds under the Securities Act and applicable state securities laws. Pursuant to the registration rights agreement and our partnership agreement, we may be required to undertake a future public or private offering of common and subordinated units. The sale of these units in public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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
None of our partnership agreement, our Omnibus Agreement with Oasis Petroleum, our commercial agreements with Oasis Petroleum or any other agreement in effect as of December 31, 2018 will prohibit Oasis Petroleum or any other affiliates of our General Partner from owning assets or engaging in businesses that compete directly or indirectly with us. Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, will not apply to our General Partner or any of its affiliates, including Oasis Petroleum and executive officers and directors of our General Partner. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us except with respect to our Subject Assets and dedications contained in our commercial agreements with Oasis Petroleum. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. Consequently, Oasis Petroleum and other affiliates of our General Partner may acquire, construct or dispose of additional midstream assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from Oasis Petroleum and other affiliates of our General Partner could materially and adversely impact our results of operations and distributable cash.
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
Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our units.
For as long as we are an “emerging growth company,” we will not be required to comply with certain disclosure requirements that apply to other public companies.
We are classified as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we are an “emerging growth company,” which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) provide certain disclosure regarding executive compensation required of larger public companies or (4) hold nonbinding advisory votes on executive compensation. We will remain an “emerging growth company” for up to five full fiscal years following the initial public offering, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, become a large accelerated filer, or issue more than $1.07 billion of non-convertible debt cumulatively over a three-year period. To the extent that we rely on any of the exemptions available to “emerging growth companies,” our unitholders will receive less information about our executive compensation and internal control over financial reporting than issuers that are not “emerging growth companies.” If some investors find our common units to be less attractive as a result, there may be a less active trading market for our common units and our trading price may be more volatile.
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
The 2015 final rule attempting to clarify federal jurisdiction under the Clean Water Act over waters of the United States has had its implementation date extended to February 2020, while lawsuits challenging the 2015 rule resume in federal district court.
In June 2015, the U.S. Environmental Protection Agency (“EPA”) and the U.S. Army Corps of Engineers (“Corps”) published a final rule outlining their position on federal jurisdictional reach over waters of the United States, including jurisdictional wetlands, but legal challenges to this rule followed, and the rule was stayed nationwide, pending resolution of the court challenges. In January 2017, the U.S. Supreme Court accepted review of the rule to determine whether jurisdiction rests with the federal district or appellate courts and, in a decision issued in January 2018, held that legal challenges of the rule must be heard at the district rather than appellate court level. The stay on the 2015 rule was lifted in February 2018 and, in March 2018, a judge resumed a lawsuit in which a North Dakota-led coalition of states are challenging the June 2015 rule. Notwithstanding legal challenges to the 2015 rule, the EPA and the Corps published a final rule in February 2018 specifying that the contested 2015 rule would not take effect until February 6, 2020. As a result, future implementation of the 2015 rule is uncertain at this time. To the extent the 2015 rule or a revised rule expands the scope of the Clean Water Act’s jurisdiction in areas where we or our customers operate, it could impose additional permitting obligations on us and our customers.
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
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations and current Treasury Regulations, we believe we satisfy the qualifying income requirement. We have requested and received a favorable private letter ruling from the Internal Revenue Service (“IRS”) to the effect that certain of our income constitutes “qualifying income” within the meaning of Section 7704 of the Internal Revenue Code of 1986 (the “Code”). However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial changes or differing interpretations at any time.
From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including a prior legislative proposal that would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. Although there are no current legislative or administrative proposals, there can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a publicly traded partnership in the future.
Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.
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
Our unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us.
Our unitholders are required to pay any U.S. federal income taxes and, in some cases, state and local income taxes on their share of our taxable income whether or not they receive cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, our unitholders may be allocated taxable income and gain resulting from the sale and our distributable cash would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” being allocated to our unitholders as taxable income without any increase in our distributable cash. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.
Tax gain or loss on the disposition of our common units could be more or less than expected.
If a unitholder sells common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and that unitholder’s tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income decrease such unitholder’s tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to a unitholder if it sells such common units at a price greater than its tax basis in those units, even if the price such unitholder receives is less than its original cost. In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, if a unitholder sells its common units, a unitholder may incur a tax liability in excess of the amount of cash received from the sale.
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
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. With respect to taxable years beginning after December 31, 2017, subject to the proposed aggregation rules for certain similarly situated businesses or activities issued by the Treasury Department, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.
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
We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Similarly, we generally allocate (i) certain deductions for depreciation of capital additions, (ii) gain or loss realized on a sale or other disposition of our assets, and (iii) in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
We currently own assets and conduct business in multiple states that currently impose a personal income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all U.S. federal, foreign, state and local tax returns and pay any taxes due in these jurisdictions. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.

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
Oasis Petroleum believes that Mirada’s claims are without merit, that Oasis Petroleum has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements which do not apply to Oasis Petroleum. Oasis Petroleum filed answers denying all of Mirada’s claims and intends to continue to vigorously defend against Mirada’s claims. The Partnership has not yet filed an answer because it has not yet been served with process. Discovery is ongoing, and each of the parties has made a number of procedural filings and motions, and additional filings and motions can be expected over the course of the claim. Trial was previously scheduled for May 2019, but, in connection with a request by the parties to continue the trial until a later date, the trial is now scheduled for February 2020. Neither we nor Oasis Petroleum can predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to our or Oasis Petroleum’s interests, or if we or Oasis Petroleum were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on our business, results of operations, financial condition and cash flows. Such an adverse determination could materially impact Oasis Petroleum’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in Oasis Petroleum’s midstream operations could materially reduce the interests of Oasis Petroleum and us in our current assets and future midstream opportunities and related revenues in Wild Basin. Under the Omnibus Agreement the Partnership entered into with Oasis Petroleum in connection with the closing of the initial public offering, Oasis Petroleum agreed to indemnify the Partnership for any losses resulting from this litigation. However, the Partnership cannot guarantee that such indemnity will fully protect the Partnership from the adverse consequences of any adverse ruling.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Common Equity. Our common units are listed on the NYSE under the symbol “OMP.”
Holders. As of February 22, 2019, the number of record holders of our publicly traded common units was 4. Based on inquiry, management believes that the number of beneficial owners of our common units is approximately 4,951.
Intent to Distribute the Minimum Quarterly Distribution. Under our current cash distribution policy, we intend to distribute to the holders of our common units and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.3750 per unit, or $1.50 per unit on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursement of expenses to our General Partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. The amount of distributions paid under our cash distribution policy and the decision to make any distribution will be determined by our General Partner, taking into consideration the terms of our partnership agreement.
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
If for any quarter:

•	we have distributed cash from operating surplus to the common unitholders and subordinated unitholders in an amount equal to the minimum quarterly distribution; and

•	we have distributed cash from operating surplus on outstanding common units in an amount necessary to eliminate any cumulative arrearages in payment of the minimum quarterly distribution;
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
Unregistered Sales of Securities. There were no sales of unregistered securities during the year ended December 31, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans. On September 11, 2017, our General Partner adopted the Oasis Midstream Partners LP 2017 Long Term Incentive Plan (the “LTIP”), effective as of September 20, 2017. As of December 31, 2018, the LTIP permits the issuance of up to 2,117,618 common units. See Note 11 to our consolidated financial statements. See “Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plan as of December 31, 2018.
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

The performance graph shown below compares the cumulative total return to our public common unitholders as compared to the cumulative total returns on the Standard and Poor’s 500 Index (“S&P 500”) and the Alerian MLP Index (NYSE: AMZ) for the period since our initial public offering in September 2017 through December 2018. The comparison was prepared based upon the following assumptions:

1.	$100 was invested in our common units, the S&P 500 and the Alerian MLP Index on September 21, 2017 at the closing price on such date; and

2.	Dividends were reinvested.

Item 6. Selected Financial Data
Set forth below is our summary historical consolidated financial data for the years ended December 31, 2015 through 2018. This information may not be indicative of our future results of operations, financial position and cash flows and should be read in conjunction with the consolidated financial statements and related notes appearing in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this Annual Report on Form 10-K. We believe that the assumptions underlying the preparation of our historical consolidated financial statements are reasonable.
Selected Financial Data for periods prior to the initial public offering on September 25, 2017 are derived from the historical financial data of OMS, the accounting Predecessor to the Partnership. The Predecessor financial data includes 100% of the operations of OMS, reflecting the historical ownership of these assets by Oasis Petroleum, presented on a carve-out basis of Oasis Petroleum’s historical ownership of the Predecessor. The Predecessor financial data has been prepared from the separate records maintained by Oasis Petroleum and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods reported.

	Year Ended December 31,
	2018	2017	2016	2015
	(In thousands, except per unit data)
Statement of operations data:
Revenues
Midstream services – Oasis Petroleum	$248,216	$168,205	$107,772	$83,840
Midstream services – third parties	2,604	1,973	594	21
Product sales – Oasis Petroleum	17,476	11,644	12,486	20,835
Product sales – third parties	3,327	394	—	—
Total revenues	271,623	182,216	120,852	104,696

Net income	$146,409	$72,547	$40,128	$32,442
Net income subsequent to the initial public offering	146,409	34,970
Net income attributable to Oasis Midstream Partners LP	50,055	11,638
Earnings Attributable to Limited Partners Per Limited Partner Unit
Common units — Basic	$1.82	$0.43
Common units — Diluted	1.82	0.43
Cash distribution declared per limited partner unit(1)	1.68	0.40
Balance Sheet
Total property, plant and equipment, net	$870,425	$619,580	$431,535	$265,409
Total assets	964,252	709,906	450,028	280,763
Long-term debt	318,000	78,000	—	—
Total equity	551,445	560,020	331,675	204,856
Cash Flows
Net cash provided by operating activities	$205,012	$79,843	$72,086	$54,143
Net cash used in investing activities	(276,810)	(255,944)	(157,866)	(120,234)
Net cash provided by financing activities	77,564	176,984	85,780	66,091
Non-GAAP Financial Measures(2)
Adjusted EBITDA	$177,512	$119,152	$79,912	65,823
Adjusted EBITDA attributable to Oasis Midstream Partners LP	68,758	13,713
Distributable cash flow attributable to Oasis Midstream Partners LP	59,323	12,074
___________________

(1)
The cash distribution declared for the year ended December 31, 2017 represents the initial quarterly cash distribution of $0.3750 per unit for the quarter ended December 31, 2017, as well as the cash distribution of $0.0245 per unit for the six days subsequent to the initial public offering for the quarter ended September 30, 2017. See Note 12 to our consolidated financial statements for further discussion of our distributions.

(2)
Adjusted EBITDA and Distributable Cash Flow are not defined by accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered an alternative to, or more meaningful than, net income (loss), operating income (loss), net cash provided by (used in) operating activities or any other measures prepared under GAAP. For definitions and reconciliations of Adjusted EBITDA and Distributable Cash Flow to their most directly comparable GAAP measures, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

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
Our Predecessor financial statements include 100% of the operations of OMS, reflecting the historical ownership of these assets by Oasis Petroleum. This Annual Report on Form 10-K includes the assets, liabilities and results of operations of our Predecessor for periods prior to the initial public offering on September 25, 2017. Our future results of operations may not be comparable to our Predecessor’s historical results of operations. Please read “Items Affecting Comparability of Our Financial Condition and Results of Operations.”
Unless the context otherwise requires, references in this section to “we,” “us,” “our” or like terms, when used in a historical context prior to the completion of the initial public offering, refer to our Predecessor and, when used in a historical context following the completion of the initial public offering, the present tense or future tense, these terms refer to Oasis Midstream Partners LP and its subsidiaries.
Overview
We are a growth-oriented, fee-based master limited partnership formed by our sponsor, Oasis Petroleum (NYSE: OAS), to own, develop, operate and acquire a diversified portfolio of midstream assets in North America that are integral to the crude oil and natural gas operations of Oasis Petroleum and are strategically positioned to capture volumes from other producers. Our current midstream operations are performed exclusively within the Williston Basin, one of the most prolific crude oil producing basins in North America. We generate substantially all of our revenues through 15-year, fixed-fee contracts pursuant to which we provide crude oil, natural gas and water-related midstream services for Oasis Petroleum. We expect to grow acquisitively through accretive, dropdown acquisitions, organically as Oasis Petroleum continues to develop its acreage and through payments of capital contributions to our DevCos that increase our percentage interest ownership in our DevCos. Additionally, we expect to grow by offering our services to third parties and through acquisitions of midstream assets from third parties.
We divide our operations into two primary areas with developed midstream infrastructure, both of which are supported by significant acreage dedications from Oasis Petroleum. In Wild Basin, Oasis Petroleum has dedicated to us approximately 65,000 acres, of which approximately 29,000 acres are within Oasis Petroleum’s current gross operated acreage position, and in which we have the right to provide crude oil, gas and water services to support Oasis Petroleum’s existing and future volumes. Outside of the Wild Basin, Oasis Petroleum has dedicated to us approximately 581,000 acres for produced and flowback water services, of which approximately 299,000 acres are within Oasis Petroleum’s current gross operated acreage. In addition, Oasis Petroleum has dedicated to us approximately 364,000 acres for freshwater services, of which approximately 203,000 acres are within Oasis Petroleum’s current gross operated acreage. We have also received certain commitments from third parties in which we have the right to provide our full suite of midstream services to support existing and future third party volumes.
We conduct our business through our ownership of the DevCos, two of which are jointly-owned with Oasis Petroleum. As of December 31, 2018, we own a 100%, 25% and 70% equity interest in our DevCos: Bighorn DevCo, Bobcat DevCo and Beartooth DevCo, respectively. As of December 31, 2018, Oasis Petroleum owns a 75% and 30% non-controlling equity interest in Bobcat DevCo and Beartooth DevCo, respectively. In connection with the initial public offering, we entered into 15-year, fixed-fee contracts for natural gas services (gathering, compression, processing and gas lift), crude oil services (gathering, stabilization, blending and storage), produced and flowback water services (gathering and disposal) and freshwater services (fracwater and flushwater supply and distribution) with wholly owned subsidiaries of Oasis Petroleum. At the same time, we became a party to the long-term, FERC-regulated transportation services agreement governing the transportation of crude oil via pipeline from the Wild Basin area to Johnson’s Corner. In addition, we have increased customer diversification by entering into numerous agreements and transactions with third parties to provide our full suite of midstream services. We generate substantially all of our revenues through these contracts, which minimizes our direct exposure to commodity prices. Furthermore, we do not take ownership of the crude oil or natural gas that we handle for Oasis Petroleum; however, we take ownership of natural gas under certain purchase arrangements with third parties. We believe our contractual arrangements provide us with stable and predictable cash flows over the long-term. Oasis Petroleum has also granted us a ROFO, which converts into a ROFR from any successor upon a change of control of Oasis Petroleum, with respect to its retained interests in two of our DevCos and any other midstream assets that Oasis Petroleum or any Oasis Petroleum successor builds with respect to its current acreage and elects to sell in the future.

Highlights:

•	Net income was $146.4 million and net cash provided by operating activities was $205.0 million for the year ended December 31, 2018.

•
Adjusted EBITDA was $177.5 million and net Adjusted EBITDA to the Partnership was $68.8 million for the year ended December 31, 2018. Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.

•	Distributable Cash Flow (“DCF”) was $59.3 million for the year ended December 31, 2018. DCF is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.

•	We increased water volumes in Beartooth DevCo to 151.1 thousand barrels of water per day, a 53% increase compared to the fourth quarter of 2017.

•
We successfully commenced operations at our new 200 MMscfpd natural gas processing plant in Wild Basin (“Gas Plant II”) in early December and began servicing third party natural gas volumes during the fourth quarter of 2018.

•
We completed the acquisition from Oasis Petroleum of an additional 15% ownership interest in Bobcat DevCo and an additional 30% ownership interest in Beartooth DevCo for total consideration of $251.4 million, consisting of $172.4 million in cash and $79.0 million in common units.

•
We successfully signed multiple third party agreements across all three DevCos and have commenced services pursuant to these agreements to provide our full suite of midstream services to third parties.

The following table summarizes the throughput volumes, operating income, depreciation and amortization and capital expenditures (“CapEx”) of each of our DevCos for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31,
	2017	2018
	(In thousands, except throughput volumes)
Bighorn DevCo
Crude oil services volumes (Mbopd)	43.8	45.1
Natural gas services volumes (MMscfpd)	70.0	113.0
Operating income	$5,279	$5,963
Depreciation and amortization	1,085	3,323
Capital expenditures	31,227	19,233
Bobcat DevCo
Crude oil services volumes (Mbopd)	34.2	36.9
Natural gas services volumes (MMscfpd)	108.4	166.8
Water services volumes (Mbowpd)	32.2	53.9
Operating income	$16,715	$19,896
Depreciation and amortization	1,720	2,698
Capital expenditures	17,753	23,679
Beartooth DevCo
Water services volumes (Mbowpd)	98.5	151.1
Operating income	$12,015	$15,068
Depreciation and amortization	1,566	2,171
Capital expenditures	13,501	15,191
Oasis Midstream Partners LP
DevCo operating income	$34,009	$40,927
Public company expenses	644	632
OMP operating income	33,365	40,295
Depreciation and amortization	4,371	8,192
Equity-based compensation expenses	53	76
Total CapEx	62,481	58,103
Maintenance CapEx	2,501	1,568
Expansion CapEx(1)	59,980	56,535
___________________
(1) Expansion capital expenditures for the three months ended December 31, 2018 excludes expansion capital expenditures of approximately $172.4 million for the acquisition of additional ownership interests in Bobcat DevCo and Beartooth DevCo. In addition, expansion capital expenditures for the three months ended December 31, 2017 excludes expansion capital expenditures of approximately $66.7 million for the assignment from Oasis Petroleum of Gas Plant II.
How We Evaluate Our Operations
We use a variety of financial and operating metrics to analyze our operating results and profitability. These metrics are significant factors in assessing our operating results and profitability and include: (i) throughput volumes, (ii) Adjusted EBITDA, (iii) Distributable Cash Flow, (iv) capital expenditures, (v) operating expenses and (vi) general and administrative expenses. Adjusted EBITDA and Distributable Cash Flow are supplemental non-GAAP financial measures. For a definition of these non-GAAP financial measures and a reconciliation to the most directly comparable GAAP measure, see “Non-GAAP Financial Measures” below.

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
Under our commercial agreements with Oasis Petroleum and its wholly owned subsidiaries, we provide (i) natural gas gathering, compression, processing and gas lift services, with approximately 65,000 dedicated acres in the Wild Basin operating area and firm capacity for gas attributable to such acreage; (ii) crude oil gathering, stabilization, blending and storage services, with approximately 65,000 dedicated acres in the Wild Basin operating area and firm capacity for crude oil attributable to such acreage; (iii) produced and flowback water gathering and disposal services, with approximately 65,000 dedicated acres in the Wild Basin operating area and firm capacity for produced and flowback water attributable to such acreage; (iv) produced and flowback water gathering and disposal services, with approximately 581,000 dedicated acres that includes the Alger, Cottonwood, Hebron, Indian Hills and Red Bank operating areas; and (v) freshwater supply and distribution services, with approximately 364,000 dedicated acres that includes the Hebron, Indian Hills, Red Bank and Wild Basin operating areas. In addition, the FERC-regulated crude oil transportation services agreement, which provides for crude oil transportation from the Wild Basin operating area to Johnson’s Corner, that we are a party to has up to 75,000 barrels per day of operating capacity and firm capacity for committed shippers.
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
We believe that the presentation of Adjusted EBITDA and Distributable Cash Flow provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and Distributable Cash Flow are net income and net cash provided by operating activities, respectively. Adjusted EBITDA and Distributable Cash Flow should not be considered as alternatives to GAAP net income, income from operations, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and Distributable Cash Flow have important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Adjusted EBITDA or Distributable Cash Flow should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because Adjusted EBITDA and Distributable Cash Flow may be defined differently by other companies in our industry, our definition of Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. For a further discussion of Adjusted EBITDA and Distributable Cash Flow and reconciliations of Adjusted EBITDA and Distributable Cash Flow to net income and net cash provided by operating activities, see “Non-GAAP Financial Measures” below.
Capital Expenditures
The midstream energy business is capital intensive; thus, our operations require capital investments to maintain, expand, upgrade or enhance our existing operations. Our capital requirements are categorized as either:
Maintenance capital expenditures, which are cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long- term, system operating capacity, operating income or revenue. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to maintain equipment reliability, integrity and safety and to comply with environmental laws and regulations. In addition, we designate a portion of our capital expenditures to connect new wells to maintain gathering throughput as maintenance capital expenditures to the extent such capital expenditures are necessary to maintain, over the long term, system operating capacity, operating income or revenue. Cash expenditures made solely for investment purposes will not be considered maintenance capital expenditures; or
Expansion capital expenditures, which are cash expenditures to acquire additional interests in our midstream assets and to construct new midstream infrastructure and those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system operating capacity, operating income or revenue. Examples of expansion capital expenditures include the acquisition of additional interests in our DevCos, capital contributions pursuant to the 2019 Capital Expenditures Arrangement and the construction, development or acquisition of additional midstream assets, in each case, to the extent such capital expenditures are expected to increase, over the long term, system operating capacity, operating income or revenue. In the future, if we make acquisitions that increase system operating capacity, operating income or revenue, the associated capital expenditures may also be considered expansion capital expenditures.
Operating Expenses
We seek to maximize the profitability of our operations by effectively managing operating expenses, including operating and maintenance expenses and costs of product sales. Operating expenses do not extend the useful life of property, plant and equipment. Operating and maintenance expenses are primarily comprised of direct labor, utility costs, insurance premiums, third-party service provider costs, related property taxes and other non-income taxes, expenditures to repair, refurbish and replace facilities and to maintain equipment reliability, integrity and safety. Cost of product sales are primarily comprised of freshwater purchases, natural gas purchases from third parties, and certain operating costs to maintain our freshwater assets and natural gas processing plants.
These operating expenses fluctuate from period to period depending on the mix of activities performed during any specified period and the timing of these expenses. Because many of these expenses are fixed in nature, we expect to lower operating expenses as a percentage of revenue as we add incremental volumes onto our gathering systems. We will seek to manage our operating expenditures by scheduling periodic maintenance on our assets in order to minimize significant variability in these expenditures and their impact on our cash flow.

General and Administrative Expenses
Historically, our Predecessor’s general and administrative (“G&A”) expenses included an allocation of charges for the management and operation of our assets by Oasis Petroleum for services, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, tax and engineering (collectively “G&A services”).
We are party to a 15-year services and secondment agreement with Oasis Petroleum (the “Services and Secondment Agreement”), pursuant to which Oasis Petroleum performs certain G&A services on behalf of the Partnership. In addition, Oasis Petroleum has seconded to us certain of its employees to operate, construct, manage and maintain our assets. The Services and Secondment Agreement requires us to reimburse Oasis Petroleum for direct G&A expenses incurred for the provision of these services. Oasis Petroleum charges us a combination of direct and indirect allocated charges for G&A services using certain estimates and assumptions of the expenses attributable to our operations. Management believes these estimates and assumptions are reasonable. In addition, we incur costs as a publicly traded partnership which consist primarily of accounting and audit fees, legal fees, board and director expenses, and equity-based compensation expenses.
Items Affecting Comparability of Our Financial Condition and Results of Operations
This Annual Report on Form 10-K includes assets, liabilities and results of operations attributable to our Predecessor for periods prior to the date of the initial public offering on September 25, 2017. Our future results of operations may not be comparable to our Predecessor’s historical results of operations for the following reasons:
Revenues. In connection with the initial public offering, we entered into 15-year, fixed fee contracts for natural gas services (gathering, compression, processing and gas lift), crude oil services (gathering, stabilization, blending and storage), produced and flowback water services (gathering and disposal) and freshwater services (fracwater and flushwater supply and distribution) with Oasis Petroleum and its wholly owned subsidiaries. At the same time, we became a party to the long-term, FERC-regulated transportation services agreement governing the transportation of crude oil via pipeline from the Wild Basin area to Johnson’s Corner. Historically, our Predecessor had provided substantially all of their services to Oasis Petroleum operated wells at prevailing market rates. Following the closing of the initial public offering, we earn revenues under our long-term, fixed-fee commercial agreements with Oasis Petroleum.
Oasis Petroleum’s retained interests. Our Predecessor’s results of operations included 100% of the revenues and expenses associated with OMS. At the closing of the initial public offering, OMS contributed to us a 100%, 10% and 40% equity interest in Bighorn DevCo, Bobcat DevCo and Beartooth DevCo, respectively. We consolidate the financial position and results of operations of our DevCos. Oasis Petroleum’s retained interests in Bobcat DevCo and Beartooth DevCo are reflected as non-controlling interests in our consolidated financial statements. For further information on how we consolidate our DevCos, see Note 2 to our consolidated financial statements.
Excluded assets. Certain midstream infrastructure assets, liabilities, revenues and expenses included in our Predecessor’s historical financial statements have been excluded from the businesses of the DevCos upon formation.
G&A expenses. Our Predecessor’s G&A expenses included direct labor and indirect shared service expense allocations for support functions provided by Oasis Petroleum, as Oasis Petroleum provided substantial labor and overhead support for us. These support functions included G&A services. Allocations were based primarily on headcount and direct usage during the respective periods of operations. We believe that these allocations were reasonable and reflected the utilization of services provided and benefits received, but may have differed from the cost that would have been incurred had we operated as a stand-alone entity for the years presented. Following the closing of the initial public offering, under our Services and Secondment Agreement, Oasis Petroleum charges us a combination of direct and indirect allocated charges for G&A services.
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
Results of Operations
Revenues
Our revenues are primarily generated from charging fees for the midstream services we provide, and we categorize our revenues as either service revenues or product sales (see Note 3 to our consolidated financial statements).
Service revenues. We categorize the following services we provide Oasis Petroleum as service revenues: (i) natural gas gathering, compression, processing and gas lift services, with approximately 65,000 dedicated acres in the Wild Basin operating area and firm capacity for gas attributable to such acreage; (ii) crude gathering, stabilization, blending and storage services, with approximately 65,000 dedicated acres in the Wild Basin operating area and firm capacity for crude oil attributable to such acreage; (iii) produced and flowback water gathering and disposal services, with approximately 65,000 dedicated acres in the Wild Basin operating area and firm capacity for produced and flowback water attributable to such acreage; and (iv) produced and flowback water gathering and disposal services, with approximately 581,000 dedicated acres that includes the Alger, Cottonwood, Hebron, Indian Hills and Red Bank operating areas. We provide Oasis Petroleum crude oil transportation services, which we categorize as service revenues. We are party to a FERC-regulated crude oil transportation services agreement which provides for crude oil transportation services from the Wild Basin operating area to Johnson’s Corner through a FERC-regulated crude oil pipeline that has up to 75,000 barrels per day of operating capacity and firm capacity for committed shippers.
We have received certain commitments from third parties to provide produced and flowback water gathering and disposal services, which we also categorize as service revenues.
Product sales. We record product sales for the delivery of residue gas and NGLs to Oasis Petroleum, which we generate from natural gas purchase arrangements with third parties. We also record product sales for revenues generated from freshwater supply and distribution to both Oasis Petroleum and third parties. Oasis Petroleum has dedicated to us approximately 364,000 acres for freshwater supply and distribution, that includes the Hebron, Indian Hills, Red Bank and Wild Basin operating areas.
The following table summarizes our revenues for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Operating results (in thousands):
Revenues
Midstream services – Oasis Petroleum	$248,216	$168,205	$107,772
Midstream services – third parties	2,604	1,973	594
Product sales – Oasis Petroleum	17,476	11,644	12,486
Product sales – third parties	3,327	394	—
Total revenues	$271,623	$182,216	$120,852
Year ended December 31, 2018 as compared to year ended December 31, 2017
Total revenues increased $89.4 million to $271.6 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was primarily driven by a $80.6 million increase in service revenues, primarily due to a $49.4 million increase related to higher crude oil and natural gas revenues and a $30.6 million increase related to higher produced and flowback water revenues, primarily as a result of increased production volumes from Oasis Petroleum. In addition, there was a $8.8 million increase in product sales, primarily due to a $7.3 million increase related to higher freshwater product sales to Oasis Petroleum and third parties due to increased completion activity, as well as a $1.4 million increase related to higher natural gas product sales related to purchase arrangements with third parties, which commenced during the fourth quarter of 2018.
Year ended December 31, 2017 as compared to year ended December 31, 2016
Total revenues increased $61.4 million to $182.2 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase was driven by a $50.4 million increase related to higher natural gas volumes gathered and processed coupled with a $18.8 million increase related to higher crude oil volumes gathered, stored and transported as a result of the start up of crude operations in Bighorn DevCo and of our crude oil gathering system in the second half of 2016, respectively. These increases were partially offset by a decrease of $7.4 million related to lower produced and flowback water revenues related to a rate reduction implemented in late 2016. The rate reduction was partially offset by increased produced and flowback water volumes due to increased production activity from Oasis Petroleum.
Expenses and other income
The following table summarizes our operating expenses and other income and expenses for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Operating expenses
Costs of product sales	$7,433	$6,085	$6,479
Operating and maintenance	63,123	39,441	22,796
Depreciation and amortization	28,404	15,730	8,525
General and administrative	23,897	18,597	12,112
Total operating expenses	122,857	79,853	49,912
Operating Income	148,766	102,363	70,940
Other income (expense)
Interest expense, net of capitalized interest	(2,343)	(6,965)	(5,481)
Other income (expense)	(14)	7	(474)
Total other expense	(2,357)	(6,958)	(5,955)
Income before income taxes	146,409	95,405	64,985
Income tax expense	—	(22,858)	(24,857)
Net income	$146,409	$72,547	$40,128
Less: Net income prior to initial public offering	—	37,577
Net income subsequent to initial public offering	146,409	34,970
Less: Net income attributable to non-controlling interests subsequent to initial public offering	96,354	23,332
Net income attributable to Oasis Midstream Partners LP	50,055	11,638
Less: Net income attributable to General Partner	112	—
Net income attributable to limited partners	$49,943	$11,638
Year ended December 31, 2018 as compared to year ended December 31, 2017
Costs of product sales. The $1.3 million increase for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily due to the commencement of gas purchases under fixed-fee arrangements from third parties during the fourth quarter of 2018.
Operating and maintenance. Operating and maintenance expenses increased $23.7 million to $63.1 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was primarily driven by a $15.8 million increase related to crude oil and natural gas operating and maintenance costs due to higher crude oil and natural gas service volumes, coupled with a $7.9 million increase related to produced and flowback water operating and maintenance costs as a result of higher produced and flowback water service volumes.
Depreciation and amortization. Depreciation and amortization expense increased $12.7 million to $28.4 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily as a result of additional assets placed into service in Wild Basin during 2018.
G&A. G&A increased $5.3 million to $23.9 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase in G&A was primarily a result of public company expenses, such as accounting and audit fees, legal fees, board and director expenses and equity-based compensation, which were incurred as a result of being a publicly traded partnership for the full-year of 2018.

Interest expense, net of capitalized interest. Interest expense, net of capitalized interest, decreased $4.6 million to $2.3 million for the year ended December 31, 2018 as compared to December 31, 2017. This decrease was primarily due to higher capitalized interest during the year ended December 31, 2018 as a result of an increase in capital expenditures related to work in progress assets, coupled with lower cash interest attributable to a lower weighted average borrowing rate on the Revolving Credit Facility compared to the weighted average borrowing rate of the Predecessor.
Income tax expense. The Partnership is not a taxable entity for U.S. federal income tax purposes and taxes are generally borne by our partners through the allocation of taxable income. Income tax expense for the year ended December 31, 2017 was recorded at 23.96% of pre-tax net income.
Year ended December 31, 2017 as compared to year ended December 31, 2016
Costs of product sales. The $0.4 million decrease for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily due to a reduction in freshwater purchases.
Operating and maintenance. The $16.6 million increase for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily driven by a $12.4 million increase related to the start up of our initial natural gas processing plant in Wild Basin (“Gas Plant I”), crude oil gathering system and additional infrastructure in the second half of 2016, coupled with an increase of $4.3 million related to produced and flowback operating expenses.
Depreciation and amortization. Depreciation and amortization expense increased $7.2 million to $15.7 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily as a result of additional assets placed into service in Wild Basin during 2017.
G&A. G&A expenses include direct labor and allocated costs of overhead support provided by Oasis Petroleum, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, taxes and engineering. G&A expenses also include accounting and audit fees, legal fees, board and director expenses and equity-based compensation incurred as a result of being a publicly traded partnership. The increase of $6.5 million in our G&A expenses for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily a result of increased employee compensation expense due to organizational growth coupled with expenses incurred related to the initial public offering.
Interest expense, net of capitalized interest. Interest expense, net of capitalized interest, increased $1.5 million to $7.0 million for the year ended December 31, 2017 as compared to December 31, 2016. The increase was due to an increase in interest expense, net of capitalized interest, allocated to our Predecessor for the period prior to the initial public offering, compared to the year ended December 31, 2016 primarily due to higher funding activity for capital expenditures from Oasis Petroleum.
Income tax expense. The Partnership is not a taxable entity for U.S. federal income tax purposes and taxes are generally borne by our partners through the allocation of taxable income. The provision for income taxes for the period prior to the initial public offering recorded by the Predecessor was determined as if the Predecessor was a stand-alone taxpayer for the period prior to the initial public offering. Income tax expense for the year ended December 31, 2017 and 2016 was recorded at 23.96% and 38.25% of pre-tax net income, respectively. The effective tax rate for the year ended December 31, 2017 was lower than the statutory tax rate applicable to the U.S. and the blended state rate for the states in which the Predecessor conducted its business primarily due to earnings not subject to tax for the period subsequent to the initial public offering on September 25, 2017.
Liquidity and Capital Resources
Financing strategy
Our primary sources of liquidity are cash flows generated from operations primarily based on commercial agreements with Oasis Petroleum and borrowings under our Revolving Credit Facility. We believe cash generated from these sources will be sufficient to meet our short-term working capital needs, long-term capital expenditure requirements and quarterly cash distributions. As a result, we expect to fund future expansion capital expenditures and acquisitions primarily through a combination of borrowings under our Revolving Credit Facility and, if necessary, the issuance of additional equity or debt securities. Our primary uses of cash have been for capital expenditures towards our midstream infrastructure, the acquisition of additional ownership interests in two of our DevCos, payment of operating costs, payment of general and administrative costs and interest payments on outstanding debt. We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our unitholders will be funded from cash flows internally generated from our operations.

Cash flows
Our cash flows for the years ended December 31, 2018, 2017 and 2016 are presented below:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$205,012	$79,843	$72,086
Net cash used in investing activities	(276,810)	(255,944)	(157,866)
Net cash provided by financing activities	77,564	176,984	85,780
Increase in cash and cash equivalents	$5,766	$883	$—
Cash flows provided by operating activities
Net cash provided by operating activities was $205.0 million, $79.8 million and $72.1 million for the year ended December 31, 2018, 2017 and 2016, respectively. The increase in cash flows from operating activities for the year ended December 31, 2018 as compared to 2017 was primarily due to higher net income driven by increased revenues primarily from an increase in throughput volumes due to higher production from Oasis Petroleum. The increase in revenues was partially offset by an increase in operating and maintenance expenses resulting from higher volumes, as well as an increase in general and administrative expenses. The increase in cash flows from operating activities for the year ended December 31, 2017 as compared to 2016 was primarily due to higher natural gas volumes gathered and processed and higher crude oil volumes gathered, stabilized and transported as a result of the start up of Gas Plant I and our crude oil gathering system, respectively, in the second half of 2016.
Working capital. Our working capital fluctuates primarily as a result of changes in service volumes flowing through our systems and capital spending to fund midstream infrastructure. As of December 31, 2018, we had a working capital deficit of approximately $1.9 million. We believe we have adequate liquidity to meet our working capital requirements. As of December 31, 2018, we had $88.6 million of liquidity available, including $6.6 million in cash and cash equivalents and $82.0 million in unused borrowing capacity on the Revolving Credit Facility.
Cash flows used in investing activities
Net cash used in investing activities was $276.8 million, $255.9 million and $157.9 million and for the year ended December 31, 2018, 2017 and 2016, respectively. The increase in net cash used in investing activities for the year ended December 31, 2018 as compared to 2017 was primarily attributable to expansion capital expenditures of $265.1 million to fund the development of additional midstream infrastructure in Wild Basin. The increase in net cash used in investing activities for the year ended December 31, 2017 as compared to 2016 was primarily attributable to the development of additional infrastructure in Wild Basin, including the assignment of Gas Plant II in the fourth quarter of 2017, coupled with the acquisition of certain midstream assets in the second quarter of 2017.
Capital expenditures (“CapEx”). During the year ended December 31, 2018, gross capital expenditures were $272.1 million. Our capital expenditures are summarized in the following table for the year ended December 31, 2018:

	1Q 2018 - 3Q 2018		4Q 2018		Year Ended December 31, 2018
	(In thousands)
Capital expenditures	Gross	Net	Gross	Net	Gross	Net
Maintenance CapEx	$5,347	$1,711	$1,568	$1,036	$6,915	$2,747
Expansion CapEx	208,601	83,553	56,535	30,276	265,136	113,829
Total CapEx(1)	$213,948	$85,264	$58,103	$31,312	$272,051	$116,576

Our capital expenditures by DevCo are summarized in the following table for the year ended December 31, 2018:

		1Q 2018 - 3Q 2018		4Q 2018		Year Ended December 31, 2018
		(In thousands)
DevCo	OMP Ownership(2)	Gross	Net	Gross	Net	Gross	Net
Bighorn DevCo	100%	$58,939	$58,939	$19,233	$19,233	$78,172	$78,172
Bobcat DevCo	25%	118,930	11,892	23,679	3,467	142,609	15,359
Beartooth DevCo	70%	36,079	14,433	15,191	8,612	51,270	23,045
Total CapEx(1)		$213,948	$85,264	$58,103	$31,312	$272,051	$116,576
___________________
(1) Capital expenditures reflected in the tables above differ from capital expenditures shown in the statement of cash flows in our consolidated financial statements because amounts reflected in the tables above include changes in accrued capital expenditures from the previous reporting period, while amounts presented in the statement of cash flows are presented on a cash basis.
(2) Ownership interest as of December 31, 2018. On November 19, 2018, we acquired an additional 15% ownership interest in Bobcat DevCo and an additional 30% ownership interest in Beartooth DevCo. Net capital expenditures to the Partnership were recorded prospectively from the closing date on November 19, 2018. See Note 4 to our consolidated financial statements.
Our 2019 capital expenditures program, excluding acquisitions, will accommodate a gross capital expenditure level of approximately $142 million to $162 million, with approximately $131 million to $149 million attributable to the Partnership. We expect to spend approximately 6% to 8% of EBITDA for maintenance capital expenditures, which is included in our total capital expenditure program. These amounts include the capital contributions to Bobcat DevCo, pursuant to the 2019 Capital Expenditures Arrangement (as defined below).
On February 22, 2019, we entered into a memorandum of understanding with Oasis Petroleum regarding the funding of Bobcat DevCo’s expansion capital expenditures for the 2019 calendar year (the “2019 Capital Expenditures Arrangement”). Pursuant to the 2019 Capital Expenditures Arrangement, we will cover up to $80 million of expansion capital expenditures associated with Oasis Petroleum’s retained interest in Bobcat DevCo in exchange for increasing ownership interest in Bobcat DevCo. The effective date of the 2019 Capital Expenditures Arrangement was January 1, 2019. We expect our ownership interest in Bobcat DevCo to increase from 25% to between approximately 34% to 36%. The terms of the 2019 Capital Expenditures Arrangement were approved by the Board of Directors of the General Partner following a unanimous recommendation for approval from the conflicts committee of the Board of Directors of the General Partner, which consists entirely of independent directors. See Note 14 to our consolidated financial statements.
Cash flows provided by financing activities
For the year ended December 31, 2018, 2017 and 2016 net cash provided by financing activities was $77.6 million, $177.0 million and $85.8 million, respectively. For the year ended December 31, 2018, net cash provided by financing activities was attributable to net borrowings on the Revolving Credit Facility, capital contributions from non-controlling interests and net proceeds from the public offering of our common units, partially offset by a cash distribution to Oasis Petroleum for the acquisition of additional ownership interests in Bobcat DevCo and Beartooth DevCo, cash distributions to non-controlling interests and cash distributions to our limited partners. The increase in net cash provided by financing activities for the year ended December 31, 2017 as compared to 2016 was attributable to proceeds from the Partnership’s initial public offering and borrowings under the Revolving Credit Facility.
Common unit offering. On November 14, 2018, we completed a public offering of 2,300,000 common units (including 300,000 common units issued pursuant to the underwriters’ option to purchase additional common units), representing limited partnership interests, at a purchase price to the public of $20.00 per common unit. The net proceeds of $44.5 million, after deducting underwriting discounts, commissions and offering costs, were used to fund a portion of our acquisition of additional ownership interest in Bobcat DevCo and additional ownership interest in Beartooth DevCo (see Note 4 to our consolidated financial statements).
Revolving credit facility. On September 25, 2017, the Partnership entered into a credit agreement (the “Credit Agreement”) for a $200.0 million revolving credit facility with OMP Operating as borrower (the “Revolving Credit Facility”), which has a maturity date of September 25, 2022. The Revolving Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures of the Partnership.
On August 27, 2018, the Partnership entered into an amendment to the Credit Agreement (the “First Amended Credit Agreement”) to (i) increase the aggregate amount of commitments; (ii) provide for the ability to further increase the aggregate amount of commitments, subject to certain conditions; and (iii) add six new lenders to the bank group. Subject to the terms of the First Amended Credit Agreement, the aggregate amount of commitments increased from $200.0 million to $250.0 million, and the Partnership was provided the ability to further increase the aggregate amount of commitments to $400.0 million.
On November 19, 2018, in connection with our acquisition of additional ownership interests in Bobcat DevCo and Beartooth DevCo, and pursuant to the terms of the First Amended Credit Agreement, the aggregate amount of commitments increased from $250.0 million to $400.0 million, and the Partnership was provided the ability to further increase the aggregate amount of commitments to $600.0 million subject to certain conditions.
As of December 31, 2018, we had $318.0 million of borrowings outstanding under the Revolving Credit Facility at a weighted average interest rate of 4.2%, resulting in an unused borrowing capacity of $82.0 million.
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

The Partnership was in compliance with the financial covenants of the Revolving Credit Facility at December 31, 2018.
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

On February 5, 2019, the Board of Directors of the General Partner declared the quarterly distribution for the fourth quarter of $0.4500 per unit. In addition, the General Partner will receive a cash distribution of $0.1 million attributable to its IDRs related to earnings for the fourth quarter. These distributions were be paid on February 28, 2019 to unitholders of record as of February 15, 2019.
Obligations and commitments
We have the following gross contractual obligations and commitments as of December 31, 2018:

	Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Borrowings under Revolving Credit Facility(1)	$318,000	$—	$—	$318,000	$—
Interest payments on borrowings under Revolving Credit Facility(1)	442	442	—	—	—
Asset retirement obligations(2)	1,514	—	—	—	1,514
Operating leases(3)	736	736	—	—	—
Volume commitment agreements (3)	10,148	2,948	5,144	402	1,654
Total contractual cash obligations	$330,840	$4,126	$5,144	$318,402	$3,168
_________________

(1)	See Note 8 to our consolidated financial statements for a description of the Revolving Credit Facility and related interest payments.

(2)
Amounts represent the present value of estimated costs expected to be incurred in the future to plug, abandon and remediate our produced and flowback water disposal wells at the end of their productive lives. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions. See Note 2 to our consolidated financial statements.

(3)	See Note 10 to our consolidated financial statements for a description of our operating leases and volume commitment agreements.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments used in preparation of our financial statements below. See Note 2 to our consolidated financial statements for a discussion of the significant accounting policies and estimates made by management.
Property, plant and equipment
Property, plant and equipment is stated at the lower of historical cost less accumulated depreciation, or fair value, if impaired. Expenditures which extend the useful life of property, plant and equipment, maintain the long-term system operating capacity of our assets, or increase system throughput or capacity from current levels are capitalized. Our capital expenditure requirements are categorized as either:
Maintenance capital expenditures, which are cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long term, system operating capacity, operating income or revenue. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to maintain equipment reliability, integrity and safety and to comply with environmental laws and regulations. In addition, we designate a portion of our capital expenditures to connect new wells to maintain gathering throughput as maintenance capital expenditures to the extent such capital expenditures are necessary to maintain, over the long term, system operating capacity, operating income or revenue. Cash expenditures made solely for investment purposes will not be considered maintenance capital expenditures; or
Expansion capital expenditures, which are cash expenditures to acquire additional interests in our midstream assets and to construct new midstream infrastructure and those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system operating capacity, operating income or revenue. Examples of expansion capital expenditures include the acquisition of additional interests in our DevCos, capital contributions pursuant to the 2019 Capital Expenditures Arrangement and the construction, development or acquisition of additional midstream assets, in each case, to the extent such capital expenditures are expected to increase, over the long term, system operating capacity, operating income or revenue. In the future, if we make acquisitions that increase system operating capacity, operating income or revenue, the associated capital expenditures may also be considered expansion capital expenditures.
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
Some of our assets, including certain pipelines and our natural gas processing plants, have contractual or regulatory obligations to perform remediation and, in some instances, dismantlement and removal activities when the assets are abandoned. We are not able to reasonably estimate the fair value of the ARO for these assets because the settlement dates are indeterminable given the expected continued use of the assets with proper maintenance. We will record an ARO for these assets in the periods in which the settlement dates become reasonably determinable.
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
General and administrative expenses
We are party to a 15-year Services and Secondment Agreement with Oasis Petroleum, pursuant to which Oasis Petroleum performs certain G&A services. In addition, Oasis Petroleum has seconded to us certain of its employees to operate, construct, manage and maintain our assets. The Services and Secondment Agreement requires us to reimburse Oasis Petroleum for direct G&A expenses incurred for the provision of these services.
We determine the allocated G&A expenses performed under the Services and Secondment Agreement using certain estimates and assumptions of the expense attributable to our operations. Management believes these estimates and assumptions are reasonable.
Recent Accounting Pronouncements
Leases. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”), which established a right-of-use (“ROU”) model that requires a lessee to recognize an operating lease asset and lease liability on the balance sheet, with the exception of short-term leases. Accounting Standards Codification 842, Leases (“ASC 842”), was subsequently amended by ASU No. 2018-01, Land easement practical expedient for transition to Topic 842 (“ASU 2018-01”); ASU No. 2018-10, Codification Improvements to Topic 842; and ASU No. 2018-11, Targeted Improvements.
The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The effective date and transition requirements for the amendments are the same as the effective date for ASU 2016-02. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (i) its effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as its date of initial application.
The Partnership will adopt the new standard as of January 1, 2019 using the required modified retrospective approach and plans to elect the option to recognize a cumulative effect adjustment of initially applying the guidance to the opening balance of retained earnings in the period of adoption, rather than recognizing in the earliest period presented. Prior period amounts will not be adjusted.
ASU 2018-01 provides a number of optional practical expedients in transition. The Partnership expects to elect the ‘package of practical expedients’, which permits the Partnership not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs; the use-of hindsight practical expedient; the practical expedient pertaining to land easements, which provides an option to not evaluate under ASC 842 existing or expired land easements that were previously accounted for as leases under ASC 840, Leases; and the practical expedient pertaining to combining lease and non-lease components. In addition, under the new standard, an entity may elect not to apply the recognition requirements of ASC 842 to short-term leases, which are leases with terms of one year or less. The Partnership expects to make this election, and as such, recognition of lease payments for short-term leases will be recognized in net income on a straight line basis.
The Partnership expects the new standard will not have a material effect on its consolidated financial statements but will impact certain disclosures about the Partnership’s leasing activities.
The Partnership plans to modify its business processes and controls to support the adoption of the new standard, including implementing a new lease accounting software to assess the portfolio of leases, assist in the quantification of the expected impact on the consolidated financial statements and facilitate the calculations of the related accounting entries and disclosures. The changes to controls will not materially affect the Partnership’s internal control over financial reporting, and the Partnership does not expect a significant change in its leasing activities as a result of this adoption.

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
The following table presents a reconciliation of the GAAP financial measure of interest expense to the non-GAAP financial measure of Cash Interest for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Interest expense, net of capitalized interest	$2,343	$6,965	$5,481
Capitalized interest(1)	4,870	1,220	4,419
Amortization of deferred financing costs(2)	(525)	(126)	—
Cash Interest	$6,688	$8,059	$9,900
Less: Cash Interest prior to the initial public offering	—	7,603
Cash Interest attributable to Oasis Midstream Partners LP	$6,688	$456
___________________

(1)
Capitalized interest allocated to the Predecessor prior to the initial public offering was $0.7 million and $4.4 million for the year ended December 31, 2017 and 2016, respectively. The Partnership recorded capitalized interest on borrowings under the Revolving Credit Facility of $0.6 million for the year ended December 31, 2017. See Note 8 to our consolidated financial statements for a description of our long-term debt.

(2)	Represents the amortization of deferred financing costs on the Revolving Credit Facility. See Note 8 to our consolidated financial statements for a description of our long-term debt.
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
Distributable Cash Flow
We define Distributable Cash Flow as Adjusted EBITDA attributable to Oasis Midstream Partners LP less Cash Interest and maintenance capital expenditures attributable to Oasis Midstream Partners LP. Distributable Cash Flow should not be considered an alternative to net income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Management believes that the presentation of Distributable Cash Flow provides information useful to investors and analysts for assessing our results of operations, financial performance and our ability to generate cash from our business operations without regard to our financing methods or capital structure, coupled with our ability to make distributions to our unitholders. The GAAP measures most directly comparable to Distributable Cash Flow are net income and net cash provided by operating activities.

The following table presents reconciliations of the GAAP financial measures of net income and net cash provided by operating activities to the non-GAAP financial measure of Adjusted EBITDA and Distributable Cash Flow for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net income	$146,409	$72,547	$40,128
Income tax expense	—	22,858	24,857
Depreciation and amortization	28,404	15,730	8,525
Equity-based compensation expenses	356	1,052	911
Interest expense, net of capitalized interest	2,343	6,965	5,481
Other non-cash adjustments	—	—	10
Adjusted EBITDA	$177,512	$119,152	$79,912
Less: Adjusted EBITDA prior to the initial public offering	—	79,484
Adjusted EBITDA subsequent to the initial public offering	177,512	39,668
Less: Adjusted EBITDA attributable to non-controlling interests	108,754	25,955
Adjusted EBITDA attributable to Oasis Midstream Partners LP	68,758	13,713
Cash Interest attributable to Oasis Midstream Partners LP	6,688	456
Maintenance capital expenditures	2,747	1,183
Distributable Cash Flow attributable to Oasis Midstream Partners LP	$59,323	$12,074

Net cash provided by operating activities	$205,012	$79,843	$72,086
Current tax expense	—	17,618	24,069
Interest expense, net of capitalized interest	2,343	6,965	5,481
Changes in working capital	(30,362)	14,853	(21,734)
Other non-cash adjustments	519	(127)	10
Adjusted EBITDA	$177,512	$119,152	$79,912
Less: Adjusted EBITDA prior to the initial public offering	—	79,484
Adjusted EBITDA subsequent to the initial public offering	177,512	39,668
Less: Adjusted EBITDA attributable to non-controlling interests	108,754	25,955
Adjusted EBITDA attributable to Oasis Midstream Partners LP	68,758	13,713
Cash Interest attributable to Oasis Midstream Partners LP	6,688	456
Maintenance capital expenditures	2,747	1,183
Distributable Cash Flow attributable to Oasis Midstream Partners LP	$59,323	$12,074

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
Customer credit risk. We are dependent on Oasis Petroleum as our most significant customer, and we expect to derive a substantial majority of our revenues from Oasis Petroleum for the foreseeable future. As a result, any event, whether in our dedicated areas or otherwise, that adversely affects Oasis Petroleum’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Further, we are subject to the risk of non-payment or non-performance by Oasis Petroleum. We cannot predict the extent to which Oasis Petroleum’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Oasis Petroleum’s ability to execute its drilling and development program or to perform under our agreements. Any material non-payment or non-performance by Oasis Petroleum could reduce our ability to make distributions to our unitholders. We did not experience any significant defaults on accounts receivable for the years ended December 31, 2018, 2017 and 2016.
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
Interest rate risk. At December 31, 2018, we had $318.0 million of borrowings under our Revolving Credit Facility, which has an aggregate commitment amount of $400.0 million. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) or (ii) with respect to ABR Loans, the greatest of (A) the Prime Rate in effect on such day, (B) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (c) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the Credit Agreement). The applicable margin for borrowings under the Revolving Credit Facility is based on the Partnership’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.50%.
At December 31, 2018, the outstanding borrowings under our Revolving Credit Facility bore interest at LIBOR plus a 1.75% margin. We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in efforts to reduce interest rate expense related to debt issued under our Revolving Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Item 8. Financial Statements and Supplementary Data
Index to Financial Statements

Report of Independent Registered Public Accounting Firm	89

Consolidated Balance Sheets at December 31, 2018 and December 31, 2017	90

Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016	91

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018, 2017 and 2016	92

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	93

Notes to Consolidated Financial Statements	94

1. Organization and Nature of Operations

2. Summary of Significant Accounting Policies and Basis of Presentation

3. Revenue Recognition

4. Dropdown of DevCo Ownership Interests

5. Transactions with Affiliates

6. Accrued Liabilities

7. Property, Plant and Equipment

8. Long-Term Debt

9. Income Taxes

10. Commitments and Contingencies

11. Equity-Based Compensation

12. Partnership Equity and Distributions

13. Earnings Per Limited Partner Unit

14. Subsequent Events

15. Quarterly Financial Data - Unaudited

Report of Independent Registered Public Accounting Firm

To the Board of Directors of OMP GP LLC and Unitholders of Oasis Midstream Partners LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oasis Midstream Partners LP and its subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Significant Transactions with Related Parties
As discussed in Note 5 to the consolidated financial statements, the Partnership has entered into significant transactions with Oasis Petroleum Inc. and Oasis Petroleum North America LLC, related parties.
/s/PricewaterhouseCoopers LLP
Houston, Texas
March 1, 2019
We have served as the Partnership’s auditor since 2017.

OASIS MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$6,649	$883
Accounts receivable	2,481	834
Accounts receivable - Oasis Petroleum	80,805	85,818
Prepaid expenses	1,418	778
Other current assets	22	—
Total current assets	91,375	88,313
Property, plant and equipment	933,155	653,928
Less: accumulated depreciation and amortization	(62,730)	(34,348)
Total property, plant and equipment, net	870,425	619,580
Other assets	2,452	2,013
Total assets	$964,252	$709,906
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$2,180	$—
Accounts payable - Oasis Petroleum	33,014	11,638
Accrued liabilities	57,657	58,818
Accrued interest payable	442	114
Total current liabilities	93,293	70,570
Long-term debt	318,000	78,000
Asset retirement obligations	1,514	1,316
Total liabilities	412,807	149,886
Commitments and contingencies (Note 10)
Partners' Equity
Limited Partners
Common units (20,029 and 13,762 units issued and outstanding at December 31, 2018 and 2017, respectively)	192,581	167,401
Subordinated units (13,750 units issued and outstanding at December 31, 2018 and 2017)	45,937	79,173
General Partner	112	—
Total partners' equity	238,630	246,574
Non-controlling interests	312,815	313,446
Total equity	551,445	560,020
Total liabilities and equity	$964,252	$709,906

The accompanying notes are an integral part of these consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per unit data)
Revenues
Midstream services – Oasis Petroleum	$248,216	$168,205	$107,772
Midstream services – third parties	2,604	1,973	594
Product sales – Oasis Petroleum	17,476	11,644	12,486
Product sales – third parties	3,327	394	—
Total revenues	271,623	182,216	120,852
Operating expenses
Costs of product sales	7,433	6,085	6,479
Operating and maintenance	63,123	39,441	22,796
Depreciation and amortization	28,404	15,730	8,525
General and administrative	23,897	18,597	12,112
Total operating expenses	122,857	79,853	49,912
Operating Income	148,766	102,363	70,940
Other income (expense)
Interest expense, net of capitalized interest	(2,343)	(6,965)	(5,481)
Other income (expense)	(14)	7	(474)
Total other expense	(2,357)	(6,958)	(5,955)
Income before income taxes	146,409	95,405	64,985
Income tax expense	—	(22,858)	(24,857)
Net income	$146,409	$72,547	$40,128
Less: Net income prior to initial public offering	—	37,577
Net income subsequent to initial public offering	146,409	34,970
Less: Net income attributable to non-controlling interests subsequent to initial public offering	96,354	23,332
Net income attributable to Oasis Midstream Partners LP	50,055	11,638
Less: Net income attributable to General Partner	112	—
Net income attributable to limited partners	$49,943	$11,638
Earnings per limited partner unit (Note 13)
Common units - Basic and diluted	$1.82	$0.43
Weighted average number of limited partners units outstanding (Note 13)
Common units - Basic	14,504	13,566
Common units - Diluted	14,519	13,568

The accompanying notes are an integral part of these consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Predecessor	Partnership
	Net Parent Investment	Common Units	Subordinated Units	General Partner	Non-controlling Interests	Total
	(In thousands)
Balance as of December 31, 2015	$204,856	$—	$—	$—	$—	$204,856
Net income	40,128	—	—	—	—	40,128
Contributions from parent	85,780	—	—	—	—	85,780
Equity-based compensation	911	—	—	—	—	911
Balance as of December 31, 2016	331,675	—	—	—	—	331,675
Cumulative effect adjustment for adoption of ASU 2016-09	(59)	—	—	—	—	(59)
Equity-based compensation	999	—	—	—	—	999
Capital contributions prior to initial public offering	65,145	—	—	—	—	65,145
Net income prior to initial public offering	37,577	—	—	—	—	37,577
Balance as of September 25, 2017	435,337	—	—	—	—	435,337
Elimination of current and deferred tax liabilities	104,005	—	—	—	—	104,005
Net assets excluded from initial public offering	(50,726)	—	—	—	—	(50,726)
Allocation of net investment to unitholders	(488,616)	53,704	144,077	—	290,835	—
Net proceeds from initial public offering	—	134,185	—	—	—	134,185
Proceeds from initial public offering distributed to Oasis Petroleum	—	(26,360)	(70,723)	—	(35,000)	(132,083)
Contributions from non-controlling interests	—	—	—	—	34,279	34,279
Equity-based compensation	—	53	—	—	—	53
Net income subsequent to initial public offering	—	5,819	5,819	—	23,332	34,970
Balance as of December 31, 2017	—	167,401	79,173	—	313,446	560,020
Contributions from non-controlling interests	—	—	—	—	147,453	147,453
Distributions to non-controlling interests	—	—	—	—	(128,903)	(128,903)
Distributions to unitholders	—	(22,478)	(22,440)	—	—	(44,918)
Dropdown of contributed assets from Oasis Petroleum	—	45,935	69,600	—	(115,535)	—
Distribution to Oasis Petroleum for contributed assets	—	(68,556)	(103,873)	—	—	(172,429)
Issuance of common units	—	44,503	—	—	—	44,503
Equity-based compensation	—	356	—	—	—	356
Other	—	(493)	(553)	—	—	(1,046)
Net income	—	25,913	24,030	112	96,354	146,409
Balance as of December 31, 2018	$—	$192,581	$45,937	$112	$312,815	$551,445
The accompanying notes are an integral part of these consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$146,409	$72,547	$40,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,404	15,730	8,525
Deferred income taxes	—	5,240	788
Equity-based compensation expenses	356	1,052	911
Deferred financing costs amortization and other	(519)	127	—
Working capital changes:
Change in accounts and insurance receivable	3,411	(56,473)	(2,908)
Change in other current assets	(22)	(94)	—
Change in prepaid expenses	(640)	(304)	(623)
Change in accounts payable and accrued liabilities	27,613	24,400	1,196
Change in current income taxes payable	—	17,618	24,069
Net cash provided by operating activities	205,012	79,843	72,086
Cash flows from investing activities:
Capital expenditures	(276,810)	(181,424)	(157,866)
Acquisitions	—	(74,520)	—
Net cash used in investing activities	(276,810)	(255,944)	(157,866)
Cash flows from financing activities:
Capital contributions from parent prior to initial public offering	—	65,145	85,780
Capital contributions from non-controlling interests	140,277	33,875	—
Proceeds from initial public offering, net of offering costs	—	134,185	—
Proceeds from sale of common units, net of offering costs	44,503	—	—
Distribution to Oasis Petroleum subsequent to initial public offering	—	(132,083)	—
Distributions to non-controlling interests	(128,903)	—	—
Distribution to Oasis Petroleum for contributed assets	(172,429)	—	—
Distributions to unitholders	(44,918)	—	—
Deferred financing costs	(966)	(2,138)	—
Proceeds from revolving credit facility	275,000	78,000	—
Principal payments on revolving credit facility	(35,000)	—	—
Net cash provided by financing activities	77,564	176,984	85,780
Increase in cash and cash equivalents	5,766	883	—
Cash:
Beginning of period	883	—	—
End of period	$6,649	$883	$—
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$1,817	$—	$—
Supplemental non-cash transactions:
Change in accrued capital expenditures	$(4,890)	$63,199	$16,434
Change in asset retirement obligations	198	198	351
Installment notes from acquisition	—	4,875	—
Contribution of capital expenditures from non-controlling interests	7,176	—	—
Non-cash elimination of current and deferred tax liabilities	—	104,005	—

The accompanying notes are an integral part of these consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations
Organization. Oasis Midstream Partners LP (the “Partnership”) is a growth-oriented, fee-based master limited partnership formed by its sponsor, Oasis Petroleum Inc. (together with its subsidiaries, “Oasis Petroleum”) to own, develop, operate and acquire a diversified portfolio of midstream assets in North America that are integral to the crude oil and natural gas operations of Oasis Petroleum and are strategically positioned to capture volumes from other producers.
Initial public offering. On September 25, 2017, the Partnership completed its initial public offering of 7,500,000 common units representing limited partner interests in the Partnership at a price to the public of $17.00 per common unit. Additionally, on October 10, 2017, the Partnership issued an additional 1,125,000 common units representing limited partner interests in the Partnership, pursuant to the underwriters’ over-allotment option at the same price and on the same terms. The Partnership received net proceeds of $134.2 million, after deducting underwriting discounts, structuring fees and offering costs. The Partnership distributed net proceeds of $132.1 million to Oasis Petroleum. The initial public offering was pursuant to the Partnership’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission (“SEC”) and declared effective on September 20, 2017. The Partnership’s common units are traded on the New York Stock Exchange under the symbol OMP.
Contributed businesses. The Partnership conducts its business through its ownership of development companies Bighorn DevCo LLC (“Bighorn DevCo”), Bobcat DevCo LLC (“Bobcat DevCo”) and Beartooth DevCo LLC (“Beartooth DevCo,” and collectively with Bighorn DevCo and Bobcat DevCo, the “DevCos”), two of which are jointly-owned with Oasis Petroleum. In connection with the Partnership’s initial public offering, Oasis Petroleum contributed to the Partnership a 100% ownership interest in Bighorn DevCo, a 10% ownership interest in Bobcat DevCo and a 40% ownership interest in Beartooth DevCo. On November 19, 2018, the Partnership acquired an additional 15% ownership interest in Bobcat DevCo and an additional 30% ownership interest in Beartooth DevCo (see Note 4 — Dropdown of DevCo Ownership Interests). As of December 31, 2018, the Partnership’s assets and ownership interests in the DevCos are as follows:

DevCos	Areas Served	Service Lines	OMP Ownership
Bighorn DevCo	Wild Basin	– Natural gas processing – Crude oil stabilization – Crude oil blending – Crude oil and NGL storage – Crude oil transportation	100%
Bobcat DevCo	Wild Basin	– Natural gas gathering – Natural gas compression – Gas lift – Crude oil gathering – Produced and flowback water gathering – Produced and flowback water disposal	25%
Beartooth DevCo	Alger Cottonwood Hebron Indian Hills Red Bank Wild Basin	– Produced and flowback water gathering – Produced and flowback water disposal – Freshwater supply and distribution	70%
Nature of business. The Partnership divides its operations into two primary areas with developed midstream infrastructure, both of which are supported by significant acreage dedications from Oasis Petroleum. In Wild Basin, Oasis Petroleum has dedicated to the Partnership approximately 65,000 acres, of which approximately 29,000 acres are within Oasis Petroleum’s current gross operated acreage position, and in which the Partnership has the right to provide crude oil, gas and water services to support Oasis Petroleum’s existing and future production. In addition, Oasis Petroleum has dedicated to the Partnership approximately 581,000 acres and 364,000 acres for produced and flowback water services and freshwater services, respectively, of which approximately 299,000 acres and 203,000 acres, respectively, are within Oasis Petroleum’s current gross operated acreage. The Partnership has also received certain commitments from third parties in which the Partnership has the right to provide its full suite of midstream services to support existing and future third party volumes.
The Partnership generates substantially all of its revenues through long-term, fee-based contractual arrangements with wholly owned subsidiaries of Oasis Petroleum for midstream services. These services include (i) gas gathering, compression, processing and gas lift services; (ii) crude gathering, stabilization, blending, storage and transportation services; (iii) produced and flowback water gathering and disposal services; and (iv) freshwater supply and distribution services. The revenue earned from these services is generally directly related to the volume of natural gas, crude oil and water that flows through the Partnership’s systems, and the Partnership does not take ownership to the crude oil or natural gas that it handles for Oasis Petroleum; however, the Partnership takes ownership of natural gas under certain purchase arrangements with third parties.
Predecessor. Prior to the initial public offering on September 25, 2017, Oasis Petroleum’s midstream services were performed by Oasis Midstream Services LLC (“OMS”), which constitutes the predecessor to the Partnership for accounting purposes (the “Predecessor”). The consolidated financial statements include the results of the Predecessor for the periods presented prior to the initial public offering on September 25, 2017. Certain midstream infrastructure assets, liabilities, revenues and expenses included in the Predecessor’s historical financial statements have been excluded from the businesses of the DevCos upon formation. These excluded assets are not included in the consolidated financial statements for the periods presented subsequent to the initial public offering on September 25, 2017. Substantially all of the services of the Predecessor were provided to Oasis Petroleum North America LLC (“OPNA”), a wholly owned subsidiary of Oasis Petroleum that conducts Oasis Petroleum’s crude oil and natural gas exploration and production activities. The Predecessor financial statements have been prepared from the separate records maintained by Oasis Petroleum and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods reported.
2. Summary of Significant Accounting Policies and Basis of Presentation
Basis of Presentation
The accompanying consolidated financial statements of the Partnership include the accounts of Oasis Midstream Partners LP and its subsidiaries. All intercompany transactions have been eliminated in consolidation. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications of prior year balances have been made to conform such amounts to current year classifications. These reclassifications have no impact on net income.
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
Consolidation
The Partnership’s consolidated financial statements include its accounts and the accounts of the DevCos, each of which is controlled by OMP GP LLC (the “General Partner”). All intercompany balances and transactions have been eliminated upon consolidation.
Variable interest entities. In connection with the Partnership’s acquisition of additional ownership interest in both Bobcat DevCo and Beartooth DevCo on November 19, 2018, the Partnership reassessed its prior conclusions of Bobcat DevCo and Beartooth DevCo as variable interest entities (“VIEs”). Based upon its reassessment, the Partnership determined Beartooth DevCo was no longer a VIE and consolidates into the Partnership’s financial statements under the voting interest consolidation model.
With respect to Bobcat DevCo, management has determined that OMS’s equity at risk was established with non-substantive voting rights, making Bobcat DevCo a VIE under the rules of the Financial Accounting Standards Board (“FASB”). Through its 100% ownership interest in OMP Operating LLC (“OMP Operating”), which owns a controlling interest in Bobcat DevCo, the Partnership has the authority to direct the activities that most significantly affect the economic performance of this entity and the obligation to absorb losses or the right to receive benefits that could be potentially significant. Therefore, the Partnership is considered the primary beneficiary of Bobcat DevCo and is required to consolidate this entity in its financial statements under the VIE consolidation model.
The Partnership has determined that Bighorn DevCo and Beartooth DevCo are not VIEs due to OMP Operating’s 100% and 70% ownership interest in Bighorn DevCo and Beartooth DevCo, respectively, which is proportional to its voting rights through its controlling interests. The Partnership has a controlling financial interest in Bighorn DevCo and Beartooth DevCo, through its 100% ownership interest in OMP Operating, and is required to consolidate Bighorn DevCo and Beartooth DevCo in its financial statements under the voting interest consolidation model.
Non-controlling interests. The non-controlling interests represent Oasis Petroleum’s retained ownership interests, as of December 31, 2018, in Bobcat DevCo and Beartooth DevCo of 75% and 30%, respectively.

Significant Accounting Policies
Revenue recognition.
In the first quarter of 2018, the Partnership adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers and a series of related accounting standards updates incorporated into GAAP as Accounting Standards Codification Topic 606 (“ASC 606”) using the modified retrospective method. The adoption of ASC 606 did not result in a material impact to the Partnership’s financial position, cash flows or results of operations. The Partnership has also modified current processes and controls to apply the requirements of the new standard and does not believe such modifications are material to its internal controls over financial reporting. Enhanced disclosures in accordance with the requirements of ASC 606 have been provided in Note 3 —Revenue Recognition.
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
The Partnership generates revenues primarily by charging fees for (i) crude oil gathering, stabilization, blending, storage and transportation, (ii) natural gas gathering, gas lift, compression and processing, (iii) produced and flowback water gathering and disposal and (iv) freshwater supply and distribution.
The Partnership categorizes revenues as service revenues or product sales in its Consolidated Statements of Operations. For revenues generated under fee-based arrangements, the Partnership records the fees attributable to such arrangements as service revenues in its Consolidated Statements of Operations. Under fee-based arrangements, the Partnership does not take ownership of the volumes it handles for its customers and receives fees for midstream services it provides. Revenues are recognized based upon the transaction price at month-end under the right to invoice practical expedient. For revenues generated under purchase arrangements, the Partnership takes ownership of the product prior to sale and is the principal in the transaction. Revenues and expenses are recognized on a gross basis under Product sales and Costs of product sales, respectively, in the Consolidated Statements of Operations.
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
Transactions with affiliates. Transactions between Oasis Petroleum, its affiliates and the Partnership have been identified in the consolidated financial statements as transactions with affiliates. See Note 5 — Transactions with Affiliates.
Property, plant and equipment. Property, plant and equipment consists primarily of pipelines, natural gas processing plants, produced and flowback water facilities and compressor stations. Property, plant and equipment is stated at the lower of historical cost less accumulated depreciation, or fair value, if impaired.
The Partnership capitalizes a portion of its interest expense incurred on its outstanding debt. The amount capitalized is determined by multiplying the capitalization rate by the average amount of eligible accumulated capital expenditures and is limited to actual interest costs incurred during the period. The accumulated capital expenditures included in the capitalized interest calculation begin when the first costs are incurred and end when the asset is either placed into production or written off. The Partnership capitalized $4.9 million, $1.2 million and $4.4 million of interest costs for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are amortized over the useful life of the related assets once the assets are placed in-service.
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
Depreciation is computed over the asset’s estimated useful life using the straight line method based on estimated useful lives and asset salvage values. The weighted average life of each of the Partnership’s pipelines, natural gas processing plants, produced and flowback water facilities, compressor stations, and other long-lived assets is 30 years. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is recognized as gain or loss.
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
If actual results are not consistent with assumptions and estimates, or assumptions and estimates change due to new information, the Partnership may be exposed to additional impairment charges. Ultimately, a prolonged period of lower commodity prices may adversely affect the estimate of future operating results through lower throughput volumes on the Partnership’s assets, which could result in future impairment charges due to the potential impact on operations and cash flows.
Asset retirement obligations (“ARO”). The Partnership records the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred, with the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. For produced and flowback water disposal wells, this is the period in which the well is drilled or acquired. The ARO represents the estimated amount the Partnership will incur to plug, abandon and remediate the produced and flowback water properties at the end of their useful lives, in accordance with applicable state laws. The liability is accreted to its present value each period and the capitalized costs are depreciated using the straight-line method. The accretion expense is recorded as a component of depreciation and amortization in the Consolidated Statements of Operations.
Some assets, including certain pipelines and the Partnership’s natural gas processing plants, have contractual or regulatory obligations to perform remediation and, in some instances, dismantlement and removal activities when the assets are abandoned. The Partnership is not able to reasonably estimate the fair value of the ARO for these assets because the settlement dates are indeterminable given the expected continued use of the assets with proper maintenance. The Partnership will record an ARO for these assets in the periods in which the settlement dates become reasonably determinable.
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
Deferred financing costs. The Partnership capitalizes directly attributable costs incurred in connection with obtaining debt financing. These costs are amortized over the term of the related financing using the straight-line method, which approximates the interest method. The amortization expense is recorded as a component of interest expense in the Partnership’s Consolidated Statements of Operations. The deferred financing costs related to the Partnership’s revolving credit facility are included in other assets on the Consolidated Balance Sheets.
Equity-based compensation. The Partnership has granted phantom unit awards and restricted unit awards under the Oasis Midstream Partners LP 2017 Long Term Incentive Plan (“LTIP”). The Partnership accounts for phantom unit awards as liability-classified awards in accordance with GAAP, since the Partnership intends to settle these awards in cash. The Partnership will be reimbursed by Oasis Petroleum for the cash settlement amount of these awards. The Partnership accounts for restricted units granted to certain independent directors of the General Partner as equity-classified awards in accordance with GAAP, as the Partnership intends to settle these awards in common units. Forfeitures associated with awards granted under the LTIP are accounted for when they occur.

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
Income taxes. For the period subsequent to the initial public offering, the consolidated financial statements do not include a provision for income taxes as the Partnership is generally not subject to federal or state income tax. Generally, each partner is separately taxed on its share of taxable income. For periods prior to the initial public offering, the consolidated financial statements include a provision for income tax expense. Deferred federal and state income taxes were provided on temporary differences between the financial statement carrying amounts of recognized assets and liabilities and their respective tax bases as if the Partnership filed tax returns as a stand-alone entity.
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
Concentrations of Market and Credit Risk
The Partnership has limited direct exposure to risks associated with fluctuating commodity prices due to the nature of its business and its long-term, fixed-fee arrangements with customers. However, to the extent that the future contractual arrangements with customers, including Oasis Petroleum or third parties, do not provide for fixed-fee structures, the Partnership may become subject to commodity price risk. Additionally, as substantially all of the Partnership’s revenues are derived from Oasis Petroleum, the Partnership is indirectly subject to risks associated with fluctuating commodity prices to the extent that lower commodity prices adversely affect Oasis Petroleum’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows.
Recent Accounting Pronouncements
Leases. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”), which established a right-of-use (“ROU”) model that requires a lessee to recognize an operating lease asset and lease liability on the balance sheet, with the exception of short-term leases. Accounting Standards Codification 842, Leases (“ASC 842”), was subsequently amended by ASU No. 2018-01, Land easement practical expedient for transition to Topic 842 (“ASU 2018-01”); ASU No. 2018-10, Codification Improvements to Topic 842; and ASU No. 2018-11, Targeted Improvements.
The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The effective date and transition requirements for the amendments are the same as the effective date for ASU 2016-02. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.

An entity may choose to use either (i) its effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as its date of initial application.
The Partnership will adopt the new standard as of January 1, 2019 using the required modified retrospective approach and plans to elect the option to recognize a cumulative effect adjustment of initially applying the guidance to the opening balance of retained earnings in the period of adoption, rather than recognizing in the earliest period presented. Prior period amounts will not be adjusted.
ASU 2018-01 provides a number of optional practical expedients in transition. The Partnership expects to elect the ‘package of practical expedients’, which permits the Partnership not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs; the use-of hindsight practical expedient; the practical expedient pertaining to land easements, which provides an option to not evaluate under ASC 842 existing or expired land easements that were previously accounted for as leases under ASC 840, Leases; and the practical expedient pertaining to combining lease and non-lease components. In addition, under the new standard, an entity may elect not to apply the recognition requirements of ASC 842 to short-term leases, which are leases with terms of one year or less. The Partnership expects to make this election, and as such, recognition of lease payments for short-term leases will be recognized in net income on a straight line basis.
The Partnership expects the new standard will not have a material effect on its consolidated financial statements but will impact certain disclosures about the Partnership’s leasing activities.
The Partnership plans to modify its business processes and controls to support the adoption of the new standard, including implementing a new lease accounting software to assess the portfolio of leases, assist in the quantification of the expected impact on the consolidated financial statements and facilitate the calculations of the related accounting entries and disclosures. The changes to controls will not materially affect the Partnership’s internal control over financial reporting, and the Partnership does not expect a significant change in its leasing activities as a result of this adoption.
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
The Partnership categorizes revenues as service revenues or product sales under the following types of arrangements:
Fee-based arrangements. Revenues generated under fee-based arrangements are reported as service revenues on the Consolidated Statements of Operations. Under fee-based arrangements, the Partnership receives a fee for midstream services it provides to its customers, and revenues are recognized using the output method for measuring the satisfaction of performance obligations. Revenues earned under fee-based arrangements are generally directly related to the volume of crude oil, natural gas and produced and flowback water that flows through the Partnership’s systems, and the Partnership does not take ownership to the volumes it handles for its customers. Payments under fee-based arrangements are generally due 30 days after receipt of invoice. The Partnership generates revenues under fee-based arrangements as follows:

•
Crude oil and natural gas. The Partnership is party to certain contracts with customers for crude oil gathering, stabilization, blending, storage and transportation, as well as natural gas gathering, compression, processing and gas lift services. Under these customer contracts, the Partnership provides daily integrated midstream services on a stand ready basis over a period of time, which represents a single performance obligation since the customer simultaneously receives and consumes the benefits of these services on a daily basis. Satisfaction of the performance obligation is measured as each day of service is completed, which directly corresponds with its right to consideration from the customer. Revenues associated with these contracts are recognized based upon the transaction price at month-end under the right to invoice practical expedient.

•
Produced and flowback water. The Partnership is party to certain contracts with customers for produced and flowback water gathering and disposal services, under which it provides daily integrated midstream services on a stand ready basis over a period of time, which represents a single performance obligation since the customer simultaneously receives and consumes the benefits of these services on a daily basis. Satisfaction of the performance obligation is measured as each day of service is completed, which directly corresponds with its right to consideration from the customer. Revenues associated with these contracts are recognized based upon the transaction price at month-end under the right to invoice practical expedient.

Purchase arrangements. Revenues generated under purchase arrangements are reported as product sales on the Consolidated Statements of Operations. Under purchase arrangements, revenues and expenses are recognized on a gross basis since the Partnership takes control of the product prior to sale and is the principal in the transaction. Revenues are recognized using the output method for measuring the satisfaction of performance obligations based upon the volume of natural gas, NGLs or freshwater delivered to customers. Revenues associated with purchase arrangements are recognized at a point in time based upon the transaction price when title, control and risk of loss transfers to the customer, which occurs at the delivery point. Payments under purchase arrangements are generally due 30 days after receipt of invoice. The Partnership generates revenues under purchase arrangements as follows:

•
Natural gas. The Partnership is party to certain purchase arrangements with third parties pursuant to which the Partnership purchases natural gas from third parties at a connection point and obtains control prior to performing services and is the principal in the transaction. The Partnership gathers, compresses and/or processes the gas and then redelivers the residue gas and NGLs to a different counterparty at market-based prices.

•
Freshwater. The Partnership is party to certain contracts with customers for freshwater services, which includes freshwater supply and distribution. Under its customer contracts for freshwater supply and distribution services, the Partnership supplies and distributes freshwater to its customers for hydraulic fracturing and production optimization. These contracts contain multiple distinct performance obligations since each freshwater barrel can be sold separately and is not dependent or highly interrelated with other barrels.

Disaggregation of revenues
The following table summarizes revenues associated with contracts with customers for crude oil, natural gas and water services for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Service revenues
Crude oil and natural gas revenues	$134,562	$85,828	$16,660
Produced and flowback water revenues	116,258	84,350	91,706
Total service revenues	250,820	170,178	108,366
Product revenues
Natural gas and NGL revenues	1,445	—	—
Freshwater revenues	19,358	12,038	12,486
Total product revenues	20,803	12,038	12,486

Total revenues	$271,623	$182,216	$120,852
Contract balances
Contract balances are the result of timing differences between revenue recognition, billings and cash collections. Contract liabilities are recorded for consideration received from customers related to temporary deficiency quantities under minimum volume commitments, which are expected to be made up in a future period. This consideration is subsequently recognized as revenue when the customer makes up the volumes or the deficiency makeup period expires. The Partnership does not recognize contract assets or contract liabilities under its customer contracts for which invoicing occurs once the Partnership’s performance obligations have been satisfied and payment is unconditional. No contract balances were recorded in the Consolidated Balance Sheets as of December 31, 2018.

Remaining performance obligations
ASC 606 requires presentation of information about partially and wholly unsatisfied performance obligations under contracts that exist as of the end of the period. The following table presents estimated revenue allocated to remaining performance obligations for contracted revenues that are unsatisfied (or partially satisfied) as of December 31, 2018:

(In thousands)
2019	$24,877
2020	26,890
2021	25,638
2022	19,244
2023	12,624
Thereafter	14,642
Total	$123,915
The partially and wholly unsatisfied performance obligations presented in the table above are generally limited to customer contracts which have fixed pricing and fixed volume terms and conditions, which generally include customer contracts with minimum volume commitment payment obligations.
The Partnership has elected practical expedients, pursuant to ASC 606, to exclude from the presentation of remaining performance obligations: (i) contracts with index-based pricing or variable volume attributes in which such variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a series of distinct services; (ii) contracts with an original expected duration of one year or less; and (iii) contracts for which the Partnership recognizes revenue under the right to invoice practical expedient.
4. Dropdown of DevCo Ownership Interests
On November 19, 2018, the Partnership completed transactions contemplated by a contribution agreement (the “Contribution Agreement”) dated as of November 7, 2018, with OMS Holdings LLC, OMS, OMP GP LLC, OMP Operating, and for certain limited purposes set forth therein, Oasis Petroleum. Pursuant to the Contribution Agreement, Oasis Petroleum caused OMS to contribute to OMP Operating, as the Partnership’s designee, (a) an additional 15% limited liability company interest in Bobcat DevCo, and (b) an additional 30% limited liability company interest in Beartooth DevCo (collectively, the “Contributed Assets”) for consideration of approximately $251.4 million (the “Purchase Price”), consisting of approximately $172.4 million in cash and 3,950,000 common units, representing limited partner interests in the Partnership (the “Dropdown Acquisition”). The Purchase Price includes post-effective date adjustments of approximately $1.4 million. The Partnership funded the cash portion of the Purchase Price with a combination of borrowings under the Revolving Credit Facility and proceeds from its public offering of common units. Following the Dropdown Acquisition, the Partnership owns 25% of the limited liability company interests of Bobcat DevCo and 70% of the limited liability company interests of Beartooth DevCo. The effective date of the Dropdown Acquisition was July 1, 2018, and the Dropdown Acquisition closed on November 19, 2018.
Prior to the Dropdown Acquisition, the Contributed Assets were reflected as non-controlling interests in the consolidated financial statements. In accordance with FASB authoritative guidance under ASC 810-10 for non-controlling interests in a common control transaction, the Partnership accounted for the Dropdown Acquisition as an equity transaction and adjusted the carrying amount of non-controlling interests in the consolidated financial statements to reflect the change in ownership interests. Furthermore, as the Partnership acquired additional interests in previously consolidated subsidiaries, the Dropdown Acquisition did not result in a change in reporting entity, as defined under the FASB Accounting Standards Codification Topic 805, Business Combinations, and was accounted for on a prospective basis.
5. Transactions with Affiliates
Revenues. The Partnership generates substantially all of its revenues through 15-year, fee-based contractual arrangements with wholly owned subsidiaries of Oasis Petroleum for midstream services. These services include (i) gas gathering, compression, processing and gas lift services; (ii) crude gathering, stabilization, blending, storage and transportation services; (iii) produced and flowback water gathering and disposal services; and (iv) freshwater supply and distribution services. The revenue earned from these services is generally directly related to the volume of crude oil, natural gas, and produced and flowback water and freshwater that flows through the Partnership’s systems, and the Partnership does not take ownership of the crude oil or natural gas that it handles for Oasis Petroleum.

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
General and administrative expenses and interest expense incurred from affiliate transactions with Oasis Petroleum include the following for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Operating expenses
General and administrative	$21,089	$12,828	$7,821
Interest expense, net of capitalized interest	—	6,945	5,481
6. Accrued Liabilities
Accrued liabilities consist of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Accrued capital costs	$42,953	$47,843
Accrued operating expenses	13,539	10,860
Other accrued liabilities	1,165	115
Total accrued liabilities	$57,657	$58,818

7. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Pipelines	$395,087	$255,231
Natural gas processing plant	278,680	102,371
Produced and flowback water facilities	95,119	80,050
Compressor stations	126,019	59,293
Other property and equipment	33,829	32,340
Construction in progress	4,422	124,643
Total property, plant and equipment	933,155	653,928
Less: accumulated depreciation and amortization	(62,730)	(34,348)
Total property, plant and equipment, net	$870,425	$619,580
8. Long-Term Debt
On September 25, 2017, the Partnership entered into a credit agreement (the “Credit Agreement”) for a $200.0 million revolving credit facility with OMP Operating as borrower (the “Revolving Credit Facility”), which has a maturity date of September 25, 2022. The Revolving Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures of the Partnership. On August 27, 2018, the Partnership entered into an amendment to the Credit Agreement (the “First Amended Credit Agreement”) to (i) increase the aggregate amount of commitments; (ii) provide for the ability to further increase the aggregate amount of commitments, subject to certain conditions; and (iii) add six new lenders to the bank group. Subject to the terms of the First Amended Credit Agreement, the aggregate amount of commitments increased from $200.0 million to $250.0 million, and the Partnership was provided the ability to further increase the aggregate amount of commitments to $400.0 million. On November 19, 2018, in connection with the Partnership’s acquisition of additional ownership interests in Bobcat DevCo and Beartooth DevCo, and pursuant to the terms of the First Amended Credit Agreement, the aggregate amount of commitments increased from $250.0 million to $400.0 million, and the Partnership was provided the ability to further increase the aggregate amount of commitments to $600.0 million subject to certain conditions.
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

•
Consolidated Interest Coverage Ratio: On a quarterly basis prior to the Covenant Changeover Date and commencing with the fiscal quarter ended December 31, 2017, the Partnership and OMP Operating’s ratio of EBITDA to Consolidated Interest Expense (each as defined in the Credit Agreement) may not be less than 3.00 to 1.00 and on a quarterly basis following the Covenant Changeover Date, the Partnership and OMP Operating’s ratio of EBITDA to Consolidated Interest Expense may not be less than 2.50 to 1.00

As of December 31, 2018, the Partnership had $318.0 million of borrowings outstanding under the Revolving Credit Facility, resulting in an unused borrowing capacity of $82.0 million. As of December 31, 2018 and 2017, the weighted average interest rate on borrowings under the Revolving Credit Facility was 4.2% and 3.2%, respectively. The Partnership was in compliance with the financial covenants of the Revolving Credit Facility as of December 31, 2018.
9. Income Taxes
The Partnership is not a taxable entity for U.S. federal income tax purposes, and taxes are generally borne by unitholders through the allocation of taxable income. In connection with the initial public offering, Predecessor current and deferred tax liabilities of $104.0 million were eliminated upon consummation of the Partnership. As of December 31, 2018, the reported amounts of the Partnership’s assets and liabilities exceeded the tax basis by $58.7 million.
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

The Predecessor’s income tax expense consists of the following:

	Year Ended December 31,
	2017	2016
	(In thousands)
Current:
Federal	$15,571	$21,272
State	2,047	2,797
	17,618	24,069
Deferred:
Federal	4,631	772
State	609	16
	5,240	788
Total income tax expense	$22,858	$24,857
The reconciliation of income taxes calculated at the U.S. federal statutory rate to the Predecessor’s effective tax rate for the years presented is as follows:

	Year Ended December 31,
	2017		2016
	(%)	(In thousands)	(%)	(In thousands)
U.S. federal statutory rate	35.00%	$33,392	35.00%	$22,745
Earnings not subject to tax subsequent to the initial public offering	(12.83)%	(12,239)	—%	—
State income taxes, net of federal income tax benefit	1.81%	1,727	2.90%	1,882
Other	(0.02)%	(22)	0.35%	230
Annual effective tax rate	23.96%	$22,858	38.25%	$24,857
10. Commitments and Contingencies
Included below is a discussion of various future commitments of the Partnership as of December 31, 2018. The commitments under these arrangements are not recorded in the accompanying Consolidated Balance Sheets. The amounts disclosed represent undiscounted cash flows on a gross basis and no inflation elements have been applied.
Operating lease. The Partnership has leases for certain machinery and equipment used in its operations, which it accounts for as operating leases in accordance with GAAP. For the years ended December 31, 2018 and 2017, the Partnership incurred rental expenses related to its operating lease agreements of $5.9 million and $1.8 million, respectively. No rental expenses were incurred related to operating lease agreements for the year ended December 31, 2016.
Future minimum rental payments at December 31, 2018 are as follows:

(In thousands)
2019	$736
2020	—
2021	—
2022	—
2023	—
Thereafter	—
Total	$736

Volume commitment agreements. As of December 31, 2018, the Partnership had certain agreements with an aggregate requirement to either deliver or purchase a minimum quantity of approximately 15.1 million barrels of water, prior to any applicable volume credits, within specified timeframes, all of which are ten years or less. For the years ended December 31, 2018, 2017 and 2016, purchase costs incurred related to these agreements were $4.7 million, $2.1 million and $6.7 million, respectively.
The estimable future commitments under these volume commitment agreements at December 31, 2018 are as follows:

(In thousands)
2019	$2,948
2020	2,481
2021	2,663
2022	402
2023	—
Thereafter	1,654
Total	$10,148
Subsequent to December 31, 2018, the Partnership entered into new agreements to deliver, transport, or purchase additional volumes of 9.0 million barrels of produced water within specified timeframes, all of which are ten years or less. The estimable future commitments under these volume commitment agreements were approximately $5.2 million.
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
Oasis Petroleum believes that Mirada’s claims are without merit, that Oasis Petroleum has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements which do not apply to Oasis Petroleum. Oasis Petroleum filed answers denying all of Mirada’s claims and intends to continue to vigorously defend against Mirada’s claims. The Partnership has not yet filed an answer because it has not yet been served with process. Discovery is ongoing, and each of the parties has made a number of procedural filings and motions, and additional filings and motions can be expected over the course of the claim. Trial was previously scheduled for May 2019, but, in connection with a request by the parties to continue the trial until a later date, the trial is now scheduled for February 2020. Neither we nor Oasis Petroleum can predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to our or Oasis Petroleum’s interests, or if we or Oasis Petroleum were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on our business, results of operations, financial condition and cash flows. Such an adverse determination could materially impact Oasis Petroleum’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in Oasis Petroleum’s midstream operations could materially reduce the interests of Oasis Petroleum and us in our current assets and future midstream opportunities and related revenues in Wild Basin. Under the Omnibus Agreement the Partnership entered into with Oasis Petroleum in connection with the closing of the initial public offering, Oasis Petroleum agreed to indemnify the Partnership for any losses resulting from this litigation. However, the Partnership cannot guarantee that such indemnity will fully protect the Partnership from the adverse consequences of any adverse ruling.
11. Equity-Based Compensation
The LTIP provides for the grant, at the discretion of the Board of Directors of the General Partner, of options, unit appreciation rights, restricted units, phantom units, and other unit or cash-based awards. The purpose of awards under the LTIP is to provide additional incentive compensation to individuals providing services to the Partnership, and to align the economic interests of such individuals with the interests of the Partnership’s unitholders.
As of December 31, 2018, the aggregate number of common units that may be issued pursuant to any and all awards under the LTIP is equal to 2,117,618 common units, subject to adjustment due to recapitalization or reorganization, or related to forfeitures or expiration of awards, as provided under the LTIP. On January 1 of each calendar year following the adoption and prior to the expiration of the LTIP, the total number of common units that may be issued pursuant to the LTIP automatically increases by a number of common units equal to one percent of the number of common units outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31 (calculated by adding to the number of common units outstanding, all outstanding securities convertible into common units on such date on an as converted basis). As a result of this adjustment, an additional 337,790 common units were reserved for issuance pursuant to awards under the LTIP on January 1, 2019.
Phantom unit awards. On October 19, 2017, the Partnership granted under its LTIP 101,500 phantom unit awards to certain employees of Oasis Petroleum who are non-employees of the Partnership. Each phantom unit represents the right to receive a cash payment equal to the fair market value of one common unit on the day prior to the date it vests. Award recipients are also entitled to distribution equivalent rights, which represent the right to receive a cash payment equal to the value of the distributions paid on one common unit between the grant date and the vesting date. The phantom units vest in equal amounts each year over a three-year period. The phantom units are accounted for as liability-classified awards since the awards will settle in cash. Under the fair value method for liability-classified awards, compensation expense is remeasured each reporting period at fair value based upon the closing price of a publicly traded common unit. Oasis Petroleum reimburses the Partnership for the cash settlement amount of these awards.
The following table summarizes information related to phantom units issued under the LTIP and held by certain employees of Oasis Petroleum for the periods presented:

	Phantom Units	Weighted Average Grant Date Fair Value per Unit
Non-vested units outstanding at December 31, 2017	99,100	$16.40
Granted	—	—
Vested	(29,254)	16.40
Forfeited	(11,467)	16.40
Non-vested units outstanding at December 31, 2018	58,379	$16.40

Equity-based compensation recorded for phantom unit awards was $0.1 million and $0.2 million as of December 31, 2018 and 2017, respectively, and is included on the Consolidated Balance Sheets in Accounts Receivable from Oasis Petroleum, for the portion reimbursed from Oasis Petroleum, and Accrued Liabilities, for the portion owed to award holders. The Partnership did not record any equity-based compensation expense related to these awards for the year ended December 31, 2016 because these awards were first granted during the fourth quarter of 2017. The fair value of awards vested was $0.6 million for the year ended December 31, 2018. No awards vested during the year ended December 31, 2017. The weighted average grant date fair value of phantom units granted was $16.40 per unit for the year ended December 31, 2017. No phantom units were granted under the LTIP for the year ended December 31, 2018. Unrecognized equity-based compensation as of December 31, 2018 for all outstanding phantom unit awards was $0.9 million and will be recognized over a weighted average period of 1.9 years.
Restricted unit awards. The Partnership has granted to independent directors of the General Partner restricted unit awards under the LTIP, which vest over a one-year period. These awards are accounted for as equity-classified awards since the awards will settle in common units upon vesting. Under the fair value method for equity-classified awards, equity-based compensation expense is measured at the grant date based on the fair value of the award and is recognized over the service period.
The following table summarizes information related to restricted units issued under the LTIP and held by certain directors of the General Partner for the periods presented:

	Restricted Units	Weighted Average Grant Date Fair Value per Unit
Non-vested units outstanding at December 31, 2017	11,766	$17.00
Granted	17,260	17.55
Vested	(11,766)	17.00
Forfeited	—	—
Non-vested units outstanding at December 31, 2018	17,260	$17.55
Equity-based compensation expense recorded for restricted unit awards was $0.4 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively, and is included in general and administrative expenses on the Consolidated Statements of Operations. The fair value of awards vested was $0.3 million for the year ended December 31, 2018. No awards vested during the year ended December 31, 2017. The weighted average grant date fair value of restricted unit awards granted was $17.55 per unit and $17.00 per unit for the years ended December 31, 2018 and 2017, respectively. Unrecognized equity-based compensation as of December 31, 2018 for all outstanding restricted unit awards was $0.1 million and will be recognized over a weighted average period of 0.4 years.
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
In accordance with its indirect shared service expense allocation from Oasis Petroleum, the Predecessor recorded equity-based compensation expense associated with these awards of approximately $1.0 million and $0.9 million for the year ended December 31, 2017 and 2016, respectively, and is included in general and administrative expenses on the Consolidated Statements of Operations. The fair value of awards vested was $0.8 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively. The weighted average grant date fair value of restricted stock awards granted was $14.95 per share and $6.63 per share for the years ended December 31, 2017 and 2016, respectively. At December 31, 2018, there was no unrecognized expense associated with these awards attributable to the Partnership.
12. Partnership Equity and Distributions
On September 25, 2017, the Partnership completed its initial public offering of 7,500,000 common units representing limited partner interests in the Partnership at a price to the public of $17.00 per common unit. Additionally, on October 10, 2017, the Partnership issued an additional 1,125,000 common units representing limited partner interests in the Partnership, pursuant to the underwriters’ over-allotment option at the same price and on the same terms. The Partnership received net proceeds of $134.2 million, after deducting underwriting discounts, structuring fees and offering costs. The initial public offering was pursuant to the Partnership’s registration statement on Form S-1, as amended, filed with the SEC and declared effective on September 20, 2017.

On November 14, 2018, the Partnership completed a public offering of 2,300,000 common units (including 300,000 common units issued pursuant to the underwriters’ option to purchase additional common units), representing limited partnership interests, at a purchase price to the public of $20.00 per common unit. Net proceeds from the offering were $44.5 million, after deducting underwriting discounts, commissions and offering costs. The Partnership used the net proceeds to fund a portion of its acquisition of additional ownership interests in Bobcat DevCo and Beartooth DevCo (see Note 4 — Dropdown of DevCo Ownership Interests). This public offering was made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC on October 1, 2018.
Cash distributions. On February 5, 2019, the Board of Directors of the General Partner declared the quarterly distribution for the fourth quarter of $0.4500 per unit. In addition, the General Partner will receive a cash distribution of $0.1 million attributable to its incentive distribution rights (“IDRs”) related to earnings for the fourth quarter. These distributions were be paid on February 28, 2019 to unitholders of record as of February 15, 2019.
The following table details the distributions paid in respect of each period in which the distributions were earned:

				Distributions
				Limited Partners		General Partner
Period	Record Date	Distribution Date	Distribution per limited partner unit	Common units	Subordinated units	IDRs
				(In thousands)
Q3 2017(1)	February 16, 2018	February 26, 2018	$0.0245	$337	$337	$—
Q4 2017	February 16, 2018	February 26, 2018	0.3750	5,161	5,156	—
Q1 2018	May 17, 2018	May 29, 2018	0.3925	5,406	5,397	—
Q2 2018	August 16, 2018	August 28, 2018	0.4100	5,649	5,638	—
Q3 2018	November 9, 2018	November 27, 2018	0.4300	5,925	5,913	—
Q4 2018	February 15, 2019	February 28, 2019	0.4500	9,020	6,188	112
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
Incentive distribution rights. The General Partner owns all of the Partnership’s IDRs, which entitle it to receive increasing percentages, up to a maximum of 50.0% of the cash the Partnership distributes in excess of $0.4313 per unit per quarter. The maximum distribution of 50.0% does not include any distributions that Oasis Petroleum may receive on common units or subordinated units that it owns.
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
13. Earnings Per Limited Partner Unit
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
The Partnership completed the Dropdown Acquisition on November 19, 2018 and acquired an additional 15% limited liability company interest in Bobcat DevCo and an additional 30% limited liability company interest in Beartooth DevCo. As a result, the Partnership recorded its share of net income in the Contributed Assets prospectively from the closing date on November 19, 2018. See Note 4 — Dropdown of DevCo Ownership Interests for further information on the Dropdown Acquisition.

The following table presents the calculation of earnings per limited partner unit under the two-class method:

	Year ended December 31, 2018
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total
	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP:
Distribution declared	$112	$26,001	$23,134	$49,247
Undistributed earnings attributable to Oasis Midstream Partners LP	—	415	393	808
Net income attributable to Oasis Midstream Partners LP	$112	$26,416	$23,527	$50,055

Weighted average limited partner units outstanding
Basic		14,504
Diluted		14,519

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$1.82
Diluted		1.82

Anti-dilutive restricted units		6

	Year ended December 31, 2017
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total
	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP:
Distribution declared	$—	$5,498	$5,493	$10,991
Undistributed earnings attributable to Oasis Midstream Partners LP	—	321	326	647
Net income attributable to Oasis Midstream Partners LP	$—	$5,819	$5,819	$11,638

Weighted average limited partner units outstanding
Basic		13,566
Diluted		13,568

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$0.43
Diluted		0.43

Anti-dilutive restricted units		10
14. Subsequent Events
On February 22, 2019, the Partnership entered into a memorandum of understanding (the “MOU”) with Oasis Petroleum regarding the funding of Bobcat DevCo’s expansion capital expenditures for the 2019 calendar year (the “2019 Capital Expenditures Arrangement”). As of December 31, 2018, the Partnership indirectly owned a 25% interest in Bobcat DevCo and Oasis Petroleum owned the remaining 75% interest. Pursuant to the Amended and Restated Limited Liability Company

Agreement of Bobcat DevCo LLC, as amended (the “First A&R Bobcat LLCA”), the Partnership and Oasis Petroleum are each required to make pro-rata capital contributions to Bobcat DevCo in accordance with their respective percentage ownership interests in Bobcat DevCo.
Pursuant to the MOU, the Partnership has agreed to make up to $80 million of capital contributions to Bobcat DevCo that Oasis Petroleum would otherwise be required to contribute under the First A&R Bobcat LLCA. In connection with execution of the MOU, the Partnership and Oasis Petroleum have amended the First A&R Bobcat LLCA and entered into the Second Amended and Restated Limited Liability Company Agreement of Bobcat DevCo (the “Second A&R Bobcat LLCA”). The Second A&R Bobcat LLCA includes provisions applicable to the disproportionate capital contributions that the Partnership will make to Bobcat DevCo in connection with the 2019 Capital Expenditures Arrangement.
Pursuant to the Second A&R Bobcat LLCA, upon the occurrence of a disproportionate capital contribution, the Partnership’s percentage interest and Oasis Petroleum’s percentage interest in Bobcat DevCo will be adjusted to take into account the amount of the disproportionate capital contribution and the fair market value of Bobcat DevCo’s assets. Under the MOU, the Partnership has also agreed to a fair market value of Bobcat DevCo’s assets that will be used for the purposes of redetermining percentage interests in connection with the 2019 Capital Expenditures Arrangement. While the Second A&R Bobcat LLCA also contains provisions allowing a member to convert a disproportionate capital contribution to a pro-rata contribution in certain circumstances, Oasis Petroleum has agreed to waive its right to make such an election during the 2019 calendar year in the MOU. As a result of the 2019 Capital Expenditures Arrangement, the Partnership expects its percentage interest ownership in Bobcat DevCo to increase from 25% as of December 31, 2018 to between approximately 34% to 36% during the 2019 calendar year.
Separate from the 2019 Capital Expenditures Arrangement and the agreements contained in the MOU, the Partnership and Oasis Petroleum may from time to time agree to fund certain special projects of Bobcat DevCo (“Bobcat Special Projects”) at ratios other than that reflected by their respective percentage interest ownership in Bobcat DevCo and without readjustments to their respective percentage interests. In general, the Partnership might agree to fund a Bobcat Special Project in excess of its pro-rata share of the relevant capital expenditures to the extent it expects to receive a disproportionate benefit from such capital expenditures. The Second A&R Bobcat LLCA also amends the First A&R Bobcat LLCA to include provisions related to the funding of any Bobcat Special Projects.
The terms of the 2019 Capital Expenditures Arrangement were approved by the Board of Directors of the General Partner following a unanimous recommendation for approval from the conflicts committee of the Board of Directors of the General Partner, which consists entirely of independent directors.
15. Quarterly Financial Data - Unaudited
The Partnership’s results of operations by quarter for the years ended December 31, 2018 and 2017 are as follows:

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per unit data)
Revenues	$61,421	$66,558	$71,467	$72,177
Operating income	31,791	37,668	39,013	40,294
Income before income taxes	31,529	37,485	38,835	38,560
Net income	31,529	37,485	38,835	38,560
Net income attributable to Oasis Midstream Partners LP	9,954	12,444	12,376	15,281
Earnings per limited partner unit - Basic and Diluted
Common units	0.36	0.45	0.45	0.54

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per unit data)
Revenues	$37,640	$40,312	$47,381	$56,883
Operating income	20,763	23,102	25,135	33,363
Income before income taxes	19,544	20,089	22,407	33,365
Net income	12,249	12,424	14,509	33,365
Net income attributable to Oasis Midstream Partners LP(1)			526	11,112
Earnings per limited partner unit - Basic and Diluted
Common units(1)			0.02	0.41
__________________
(1) Not applicable for the periods prior to the initial public offering on September 25, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at December 31, 2018 at a reasonable assurance level.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting. In making this assessment, management, including our CEO or CFO, used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
This Annual Report on Form 10-K does not include a report of our independent registered public accounting firm’s assessment regarding internal control over financial reporting as permitted by the transition period established by SEC rules applicable to newly public companies. We will remain an “emerging growth company” for up to five full fiscal years following the initial public offering, although we will lose such status sooner if we have more than $1.07 billion of revenues in a fiscal year, become a large accelerated filer or issue more than $1.07 billion of non-convertible debt cumulatively over a three-year period.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Amendment to limited liability company agreements of Bobcat DevCo and Beartooth DevCo. On February 22, 2019, the First A&R Bobcat LLCA was amended and restated by the Second A&R Bobcat LLCA to, among other things, include (i) provisions applicable to the disproportionate capital contributions that the Partnership will make to Bobcat DevCo in connection with the 2019 Capital Expenditures Arrangement and (ii) provisions related to the funding of any Bobcat Special Projects. Additionally, on February 22, 2019, the Amended and Restated Limited Liability Company Agreement of Beartooth DevCo was amended and restated by the Second Amended and Restated Limited Liability Company Agreement of Beartooth DevCo to include similar provisions as are contained in the Second A&R Bobcat LLCA in order to allow for future capital expenditure arrangements.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Management of Oasis Midstream Partners LP
We are managed and operated by the board of directors and executive officers of our General Partner, OMP GP LLC. Our General Partner is indirectly controlled by Oasis Petroleum. All of our officers and certain of our directors are also officers and/or directors of Oasis Petroleum. Neither our General Partner nor its board of directors will be elected by our unitholders and none will be subject to re-election in the future. As of December 31, 2018, OMS Holdings, a wholly owned subsidiary of Oasis Petroleum, owns an aggregate 67.6% limited partner interest in us and a 90% controlling interest in our General Partner and has the right to appoint our General Partner’s entire board of directors, including at least three independent directors meeting the independence standards established by the NYSE. Our unitholders are not entitled to directly or indirectly participate in our management or operations. Our General Partner owes certain contractual duties to our unitholders as well as a fiduciary duty to its owners.
Our General Partner has seven directors. The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors of our General Partner or to establish a compensation committee or a nominating committee. However, our General Partner is required to have an audit committee of at least three members, and all of its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act, subject to certain transitional relief during the one-year period following the completion of the initial public offering. Oasis Petroleum, through its ownership of OMS Holdings, appointed three members of the audit committee to the board of directors of our General Partner. Please read “Committees of the Board of Directors — Audit Committee” below.
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
Executive Officers and Directors of Our General Partner
The following table shows information for the executive officers and directors of our General Partner as of December 31, 2018. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. Some of the directors and executive officers of our General Partner also serve as executive officers and/or directors of Oasis Petroleum.

Name	Age	Position With Our General Partner
Thomas B. Nusz	59	Chairman of the Board
Taylor L. Reid	56	Chief Executive Officer and Director
Michael H. Lou	44	President and Director
Nickolas J. Lorentzatos	49	Executive Vice President, General Counsel and Corporate Secretary and Director
Richard N. Robuck	44	Senior Vice President and Chief Financial Officer
Matthew Fitzgerald	61	Director
Phillip D. Kramer	62	Director
Harry N. Pefanis	61	Director

Thomas B. Nusz is the Chairman of the board of directors of our General Partner. He has served as Oasis Petroleum’s Director and Chief Executive Officer since March 2007. He has also served as Oasis Petroleum’s President until January 1, 2014, and has 37 years of experience in the oil and gas industry. From April 2006 to February 2007, Mr. Nusz managed his personal investments, developed the business plan for Oasis Petroleum LLC and secured funding for Oasis Petroleum. He was previously a Vice President with Burlington Resources Inc., a formerly publicly traded oil and gas E&P company or, together with its predecessors, Burlington, and served as President International Division (North Africa, Northwest Europe, Latin America and China) from January 2004 to March 2006, as Vice President Acquisitions and Divestitures from October 2000 to December 2003 and as Vice President Strategic Planning and Engineering from July 1998 to September 2000 and Chief Engineer for substantially all of such period. He was instrumental in Burlington’s expansion into the Western Canadian Sedimentary Basin from 1999 to 2002. From September 1985 to June 1998, Mr. Nusz held various operations and managerial positions with Burlington in several regions of the United States, including the Permian Basin, the San Juan Basin, the Black Warrior Basin, the Anadarko Basin, onshore Gulf Coast and Gulf of Mexico. Mr. Nusz was an engineer with Mobil Oil Corporation and for Superior Oil Company from June 1982 to August 1985. He is a current member of the National Petroleum Council, an advisory committee to the Secretary of Energy of the United States. Mr. Nusz holds a Bachelor of Science in Petroleum Engineering from Mississippi State University.
The board believes that Mr. Nusz’s considerable operational and financial experience brings important and valuable skills to the board of directors.
Taylor L. Reid is the Chief Executive Officer and Director of our General Partner. He has served as Oasis Petroleum’s Director, President and Chief Operating Officer since January 1, 2014. He served as Oasis Petroleum’s Director, Executive Vice President and Chief Operating Officer (or in similar capacities) since Oasis Petroleum’s inception in March 2007 and has 34 years of experience in the oil and gas industry. From November 2006 to February 2007, Mr. Reid worked with Mr. Nusz to form the business plan for Oasis Petroleum LLC and secure funding for Oasis Petroleum. He previously served as Asset Manager Permian and Panhandle Operations with ConocoPhillips from April 2006 to October 2006. Prior to joining ConocoPhillips, he served as General Manager Latin America and Asia Operations with Burlington from March 2004 to March 2006 and as General Manager Corporate Acquisitions and Divestitures from July 1998 to February 2004. From March 1986 to June 1998, Mr. Reid held various operations and managerial positions with Burlington in several regions of the continental United States, including the Permian Basin, the Williston Basin and the Anadarko Basin. He was instrumental in Burlington’s expansion into the Western Canadian Sedimentary Basin from 1999 to 2002. Mr. Reid holds a Bachelor of Science in Petroleum Engineering from Stanford University.
The board believes that Mr. Reid’s considerable operational experience brings important and valuable skills to the board of directors.
Michael H. Lou is the President and Director of our General Partner. He has served as Oasis Petroleum’s Executive Vice President and Chief Financial Officer since August 2011. Mr. Lou served as Oasis Petroleum’s Senior Vice President Finance (or similar capacities) from September 2009 to August 2011 and has 22 years of experience in the oil and gas industry. Prior to joining us, Mr. Lou was an independent contractor from January 2009 to August 2009. From February 2008 to December 2008, he served as the Chief Financial Officer of Giant Energy Ltd., a private oil and gas management company; from July 2006 to December 2008 he served as Chief Financial Officer of XXL Energy Corp., a publicly listed Canadian oil and gas company; and from August 2008 to December 2008, he served as Vice President Finance of Warrior Energy N.V., a publicly listed Canadian oil and gas company. From October 2005 to July 2006, Mr. Lou was a Director for Macquarie Investment Bank. Prior to joining Macquarie, Mr. Lou was a Vice President for First Albany Investment Banking from 2004 to 2006. From 1999 to 2004, Mr. Lou held positions of increasing responsibility, most recently as a Vice President, for Bank of America’s investment banking group. From 1997 to 1999, Mr. Lou was an analyst for Merrill Lynch’s investment banking group. Mr. Lou holds a Bachelor of Science in Electrical Engineering from Southern Methodist University.
The board believes that Mr. Lou’s considerable operational and financial experience brings important and valuable skills to the board of directors.
Nickolas J. Lorentzatos is the Executive Vice President, General Counsel and Corporate Secretary and Director of our General Partner. He has served as Oasis Petroleum’s Executive Vice President, General Counsel and Corporate Secretary since January 1, 2014. Mr. Lorentzatos served as Oasis Petroleum’s Senior Vice President, General Counsel and Corporate Secretary from September 2010 to December 31, 2013, and has 19 years of experience in the oil and gas industry and 23 years practicing law. He previously served as Senior Counsel with Targa Resources from July 2007 to September 2010. From April 2006 to July 2007, he served as Senior Counsel to ConocoPhillips. Prior to the merger of Burlington Resources Inc. and ConocoPhillips which became effective in 2006, he served as Counsel and Senior Counsel to Burlington since August 1999. From September 1995 to August 1999, he was an associate with Bracewell & Patterson, LLP. Mr. Lorentzatos holds a Bachelor of Arts from Washington and Lee University, a Juris Doctor from the University of Houston, and a Masters of Business Administration from the University of Texas at Austin.

The board believes that Mr. Lorentzatos’ considerable operational and legal experience brings important and valuable skills to the board of directors.
Richard N. Robuck is the Senior Vice President and Chief Financial Officer of our General Partner. He has served as Oasis Petroleum’s Senior Vice President Finance and Treasurer since January 2017. Previously, Mr. Robuck served as Vice President Finance and Treasurer (or similar capacities) since April 2010. Mr. Robuck began his career 21 years ago in the oil and gas industry at Bank of America in their Energy Group. Prior to joining Oasis Petroleum, Mr. Robuck was VP - Finance and Investments at Southern Ute Alternative Energy from October 2008 until April 2010. From July 2001 to October 2008, he served in various financial capacities at Grande Communications, a private telecommunications company in Austin, Texas, serving as VP-Finance from April 2005 through October 2008. Mr. Robuck holds a Bachelor of Business Administration from The University of Texas at Austin and a Master of Business Administration from Rice University.
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
Harry N. Pefanis is a Director of our General Partner. Mr. Pefanis has served as a director of PAA GP Holdings LLC since February 2017. Mr. Pefanis is President and Chief Commercial Officer of Plains All American GP LLC, the general partner of Plains All American Pipeline, L.P.  Mr. Pefanis has held the position of President of PAA and its predecessors since 1988. Mr. Pefanis joined Plains Resources (which formerly owned 100% of PAA’s GP interest) in 1983. Prior to joining Plains Resources in 1983, Mr. Pefanis was an auditor for the national accounting firm of Price Waterhouse & Co. He is a director of the American Petroleum Institute (API), and the Association of Oil Pipelines and is currently serving on the Executive Committee as past Chair of the Association of Oil Pipelines. He also served on the New York Mercantile Exchange’s Crude Oil Advisory Committee from 1996 through 2003. Mr. Pefanis serves as a director of the Memorial Hermann Foundation; and serves on the Advisory Board of the Price College of Business at the University of Oklahoma. Mr. Pefanis has a BBA in accounting from the University of Oklahoma.
The board believes that Mr. Pefanis’s considerable operational, accounting and financial experience brings important and valuable skills to the board of directors.
Committees of the Board of Directors
The board of directors of our General Partner has a standing audit committee and a conflicts committee. We do not expect that we will have a compensation committee, but rather that our board of directors will approve equity grants to directors and employees.
Audit Committee
Rules implemented by the NYSE and SEC require us to have an audit committee comprised of at least three directors who meet the independence and experience standards established by the NYSE and the Exchange Act, subject to transitional relief during the one-year period following the completion of the initial public offering. As required by the rules of the SEC and listing standards of the NYSE, the audit committee consists solely of independent directors. Our audit committee consists of Matthew Fitzgerald, Phillip D. Kramer and Harry N. Pefanis, who are independent under the rules of the SEC. SEC rules also require that a public company disclose whether or not its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes outlined in such rules. Our board of directors has determined that Matthew Fitzgerald qualifies as an “audit committee financial expert.”
This committee oversees, reviews, acts on and reports on various auditing and accounting matters to our board of directors, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices. In addition, the audit committee oversees our compliance programs relating to legal and regulatory requirements. We have adopted, as of September 20, 2017, an audit committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and NYSE, which can be found on our corporate website.
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
Non-Management Executive Sessions and Unitholder Communications
The non-management directors meet regularly in executive session, and Mr. Pefanis acts as presiding director in such sessions. Unitholders and interested parties can communicate directly with non-management directors by mail in care of the General Counsel and Corporate Secretary at Oasis Midstream Partners LP, 1001 Fannin St., Suite 1500, Houston, Texas 77002. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded.
Meetings and Other Information
During the fiscal year ended December 31, 2018, our board of directors had six meetings and our audit committee had four meetings. Each of our directors attended all of the meetings of the board of directors and committees on which such director served. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Financial Code of Ethics, and Audit Committee Charter can be found on the Partnership’s website at www.oasismidstream.com. These documents provide the framework for our corporate governance. Our Financial Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.
Section 16(a) Beneficial Ownership Compliance
Section 16(a) of the Exchange Act requires the directors, executive officers, and persons who own more than 10% of a registered class of our equity securities to file reports with the SEC reports of ownership and changes in ownership of such equity securities. Based solely upon a review of the copies of the forms furnished to us and representations from certain reporting persons to us, we believe that, during the fiscal year ended December 31, 2018, our directors, officers and 10% holders complied with all filing requirements under Section 16(a) of the Exchange Act, with the following exceptions: a Form 4 was filed for Mr. Fitzgerald on November 20, 2018 for a transaction that occurred on November 14, 2018; a Form 4 was filed for Mr. Kramer on November 20, 2018 for a transaction that occurred on November 14, 2018; a Form 4 was filed for Mr. Pefanis on November 20, 2018 for a transaction that occurred on November 14, 2018; and Form 4 was filed for Oasis Petroleum Inc. on November 28, 2018 for a transaction that occurred on November 19, 2018.

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
In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures. Further, our reporting obligations extend only to our principal executive officer and our two most highly compensated executive officers (other than our principal executive officer) determined by reference to total compensation for 2018 as reported in the Summary Compensation Table below.
For 2018, our Named Executive Officers were:

Name	Principal Executive Position(s)
Taylor L. Reid	Chief Executive Officer
Michael H. Lou	President
Nickolas J. Lorentzatos	Executive Vice President, General Counsel and Corporate Secretary
Our Named Executive Officers allocate their time between managing our business and affairs and the business and affairs of Oasis Petroleum. Our Named Executive Officers intend, however, to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs.
We and our General Partner had no material assets or operations until the closing of the initial public offering on September 25, 2017. Accordingly, our General Partner did not accrue any obligations with respect to compensation expenses for our directors and our Named Executive Officers for any periods prior to the closing of the initial public offering. Because our Named Executive Officers are employed by Oasis Petroleum, compensation of our Named Executive Officers, other than any awards granted under the LTIP are determined and paid by Oasis Petroleum and reimbursed by us to Oasis Petroleum with respect to the portion of our Named Executive Officers’ professional time spent managing our business in accordance with the terms of the services and secondment agreement. Please read “Item 13. Certain Relationships and Related Transactions, and Director Independence — Agreements with Affiliates in Connection with the Transactions — Services and Secondment Agreement” for more information. The members of the board of directors of our General Partner administer and make all decisions regarding awards granted to our executive officers under the LTIP.
Summary Compensation Table
The following table provides compensation information regarding our Named Executive Officers: (i) Taylor L. Reid, our principal executive officer and (ii) Messrs. Michael H. Lou and Nickolas J. Lorentzatos, our two most highly compensated executives other than Mr. Reid during 2018.

The following table summarizes the total compensation for our Named Executive Officers for services rendered to us during the fiscal year ended December 31, 2018. The amounts reported in the table below reflect only the compensation reimbursed by us to Oasis Petroleum under the services and secondment agreement with respect to our Named Executive Officers for the period presented, which we believe most accurately reflects the total compensation paid to the Named Executive Officers for services provided to us during 2018. For the avoidance of doubt, the amounts reported in the table below do not reflect the aggregate compensation received by these individuals for all services to Oasis Petroleum and its affiliates, including us and our General Partner. The amounts reported in the table are intended only to represent the compensation received by our Named Executive Officers during the stated period for services rendered to us.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Taylor L. Reid	2018	25,200	119,549	25,200	947	170,896
Chief Executive Officer	2017	6,355	—	5,155	264	11,774
Michael H. Lou	2018	20,160	95,639	20,160	929	136,888
President	2017	5,102	—	4,124	246	9,472
Nickolas J. Lorentzatos	2018	17,693	63,513	14,280	861	96,347
Executive Vice President, General Counsel and Corporate Secretary
___________________
(1) Amounts reflect the portion of the base salary paid to our Named Executive Officers by Oasis Petroleum that was reimbursable by us under the services and secondment agreement for the fiscal year indicated.
(2) Amounts reflect the portion of the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of restricted stock awards and performance share units granted to our Named Executive Officers by Oasis Petroleum under Oasis Petroleum’s Amended and Restated 2010 Long-Term Incentive Plan that was reimbursable by us under the services and secondment agreement for the year ended December 31, 2018. The grant date fair value for the restricted stock awards is based on the closing price of Oasis Petroleum’s common stock on January 24, 2018, the grant date for those awards, which was $9.27 per share. The grant date fair value for the performance share units granted on January 24, 2018 was calculated based on the initial number of performance share units granted at a weighted average grant date fair value price per unit of $12.71, as computed using a Monte Carlo simulation model in accordance with FASB ASC Topic 718. Assuming that the highest level of the performance condition is achieved, the portion of the grant date fair value for these awards that would be reimbursable by us under the services and secondment agreement would have been: for Mr. Reid - $138,259, Mr. Lou - $110,607, and Mr. Lorentzatos - $73,453.
(3) Amounts reflect annual performance-based cash incentives earned for 2018 and paid by Oasis Petroleum based on performance against metrics established by Oasis Petroleum, as will be described in the Oasis Petroleum proxy statement for the 2019 Annual Meeting of Stockholders, in the section entitled “Compensation Discussion and Analysis—Annual Executive Compensation Decisions—Annual Performance-Based Cash Incentives,” and were reimbursable by us under the services and secondment agreement for the fiscal year indicated.
(4) Amounts reported in the “All Other Compensation” column reflect the portion of such compensation which was paid to our Named Executive Officers by Oasis Petroleum, and was reimbursable by us under the services and secondment agreement for the fiscal year indicated.

Outstanding Equity Awards at Fiscal Year-End
We did not grant awards under our LTIP to any of our Named Executive Officers in 2018, and our Named Executive Officers did not have any equity awards outstanding under our LTIP as of December 31, 2018. However, a portion of the value of the equity awards granted to our Named Executive Officers by Oasis Petroleum is reimbursable by us pursuant to the terms of the services and secondment agreement. As such, the following table sets forth information concerning the approximate portion of the outstanding equity awards as of December 31, 2018 that were granted by Oasis Petroleum and are reimbursable by us. For additional information regarding the outstanding equity awards granted by Oasis Petroleum to our Named Executive Officers in connection with their services to us and Oasis Petroleum, please see the section titled “Executive Compensation-Outstanding Equity Awards at Fiscal Year-End” in the Oasis Petroleum proxy statement for the 2019 Annual Meeting of Stockholders, which we expect will be filed in March 2019.

	Restricted Stock Awards		PSUs
Name	Number of Shares of Stock That Have Not Vested(1)	Market Value of Shares of Stock That Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares that Have Not Vested(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares that Have Not Vested(4)
Taylor L. Reid	5,439	$30,072	6,527	36,094
Michael H. Lou	4,351	$24,061	5,221	28,872
Nickolas J. Lorentzatos	2,890	$15,982	3,468	19,178
_________________

(1)
The shares vest in three substantially equal annual installments. The first 1/3 tranche vested on January 24, 2019. The second tranche will vest on January 24, 2020 and the final tranche will vest on January 24, 2021.

(2)
This column reflects the closing price of Oasis Petroleum’s common stock on December 31, 2018 (the last trading day of fiscal year 2018), which was $5.53, multiplied by the number of outstanding shares of restricted stock.

(3)
Reflects a performance level of 120% applied to the following initial number of PSUs: (a) Mr. Reid-129,500, (c) Mr. Lou-103,600, and (d) Mr. Lorentzatos-68,800. The designated performance periods for these awards each commenced on January 24, 2018 and end on January 23, 2020, 2021, and 2022.

(4)	This column reflects the closing price of Oasis Petroleum’s common stock on December 31, 2018 (the last trading day of fiscal year 2018), which was $5.53, multiplied by the number of outstanding PSUs.
Additional Narrative Disclosure
We are managed and operated by our General Partner. Neither we nor our General Partner employ any of the individuals who serve as executive officers of our General Partner and are responsible for managing our business. All of the executive officers of our General Partner are employed and compensated by Oasis Petroleum or one of its subsidiaries. All of the executive officers responsible for managing our day-to-day affairs are also current officers of Oasis Petroleum and have responsibilities to both us and Oasis Petroleum and allocate their time between managing our business and managing the business of Oasis Petroleum. The amount of time that our executive officers devote to our business and the business of Oasis Petroleum varies in any given year based on a variety of factors. Our executive officers devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs.
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
Compensation Paid by Us
Except with respect to any awards that may be granted under the LTIP, our Named Executive Officers do not receive any compensation paid directly by us. In accordance with the terms of our partnership agreement and our services and secondment agreement, we reimburse Oasis Petroleum for compensation-related expenses attributable to the portion of the executive officer’s time dedicated to providing services to us, including expenses for salary, bonus, incentive compensation and other amounts paid. However, Oasis Petroleum may elect, in its sole discretion, to reimburse us for the cost of awards under the LTIP. Please read “Item 13. Certain Relationships and Related Transactions, and Director Independence — Agreements with

Affiliates in Connection with the Transactions — Services and Secondment Agreement.” We will not bear any portion of the cost of the Class B Units granted by our General Partner.
We did not grant awards under our LTIP to any of our Named Executive Officers in 2018. For additional information regarding the compensation paid to our Named Executive Officers and included in our Summary Compensation Table, please read the Compensation Discussion and Analysis section and accompanying compensation tables of the Oasis Petroleum proxy statement for the 2019 Annual Meeting of Stockholders, which we expect will be filed in March 2019.
We do not sponsor any plans or programs that provide for retirement benefits and do not have any agreements with our Named Executive Officers that provide for payment to them in the event of their resignation, retirement, or other termination or change of control.
For information regarding Oasis Petroleum programs and agreements that provide for retirement or severance payments to our Named Executive Officers, including the treatment of restricted stock units and performance share units granted under Oasis Petroleum’s Amended and Restated 2010 Long-Term Incentive Plan, please see the Compensation Discussion and Analysis section of the Oasis Petroleum proxy statement for the 2019 Annual Meeting of Stockholders, which we expect will be filed in March 2019.
Compensation at Oasis Petroleum
The executive officers of our General Partner, as well as the employees of Oasis Petroleum who provide services to us, participate in employee benefit plans and arrangements sponsored by Oasis Petroleum, including plans that may be established in the future. Certain executive officers and employees who provide services to us currently hold awards under Oasis Petroleum’s equity incentive plan. Further, certain of our executive officers currently have employment agreements with Oasis Petroleum. These compensation arrangements are described in greater detail in Oasis Petroleum’s definitive proxy statement on Schedule 14A for its 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
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
As of December 31, 2018, the aggregate number of common units that may be issued pursuant to any and all awards under the LTIP was equal to 2,117,618 common units, subject to adjustment due to recapitalization or reorganization, or related to forfeitures or expiration of awards, as provided under the LTIP. On January 1 of each calendar year following the adoption and prior to the expiration of the LTIP, the total number of common units that may be issued pursuant to the LTIP shall increase by a number of common units equal to one percent (1%) of the number of common units outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31 (calculated by adding to the number of common units outstanding, all outstanding securities convertible into common units on such date on an as converted basis).
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
Compensation Committee Interlocks and Insider Participation
As previously discussed, our General Partner’s Board of Directors is not required to maintain, and does not maintain, a compensation committee. During 2018, all compensation decisions with respect to our Named Executive Officers were made by Oasis Petroleum.

Compensation Policies and Practices as They Relate to Risk Management
We do not have any employees. We are managed and operated by the directors and officers of our General Partner, who are employees of Oasis Petroleum and perform services on our behalf. For 2018, we did not have any compensation policies or practices that need to be assessed or evaluated for the effect on our operations. For an analysis of any risks arising from Oasis Petroleum’s compensation policies and practices, please read the Oasis Petroleum proxy statement for the 2019 Annual Meeting of Stockholders, which we expect will be filed in March 2019.
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
•Harry N. Pefanis
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

•
Annual equity based compensation with an aggregate grant date value of $100,000 in the form of restricted units which vest one year following the grant date, subject to the terms of the LTIP and the restricted unit award agreement pursuant to which such award is granted.

Each member of the board of directors of our General Partner will be reimbursed for certain travel and miscellaneous expenses in accordance with the policies of our General Partner. In addition, each member of the board of directors of our General Partner will be indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law.

The following table provides information regarding the compensation earned by our non-employee directors during the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash (1)	Equity Awards(2)	Total
Phillip D. Kramer	$103,750	$100,650	$204,400
Matthew D. Fitzgerald	114,000	100,650	214,650
Harry N. Pefanis	50,375	101,605	151,980
__________________

(1)
Includes an annual cash retainer, board and committee meeting fees, and committee chair fees for each non-employee director during fiscal year 2018. For Mr. Pefanis, the annual cash retainer was pro-rated to reflect actual length of service during the year.

(2)
The value of equity awards compensation reflects the aggregate grant date fair value of these awards computed in accordance with FASB ASC Topic 718. The grant date fair value is computed based upon the closing price of our common units on the respective date of grant, which was $16.50 per common unit on March 1, 2018 for Messrs. Kramer and Fitzgerald and $20.08 per common unit on August 1, 2018 for Mr. Pefanis. As of December 31, 2018, Messrs. Kramer and Fitzgerald each held 6,100 outstanding restricted units, which will vest in full on March 1, 2019; and Mr. Pefanis held 5,060 outstanding restricted units, which will vest in full on August 1, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth the beneficial ownership of our common and subordinated units as of February 22, 2019 held by:
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

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned(1)	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
Oasis Petroleum(2)(3)	9,075,000	45.27%	13,750,000	100%	67.54%
Thomas B. Nusz	5,000	¬	—	—	¬
Taylor L. Reid	20,000	¬	—	—	¬
Michael H. Lou	25,000	¬	—	—	¬
Nickolas J. Lorentzatos	5,900	¬	—	—	¬
Richard N. Robuck	7,500	¬	—	—	¬
Matthew Fitzgerald	22,373	¬	—	—	¬
Phillip D. Kramer	33,373	¬	—	—	¬
Harry N. Pefanis	35,450	¬			¬
All directors and executive officers as a group (8 persons)	154,596	¬	—	—	¬
__________________

(1)	Percentage of total common units beneficially owned based on 20,045,196 common units outstanding as of February 22, 2019.

(2)
Under Oasis Petroleum’s amended and restated certificate of incorporation and bylaws, the voting and disposition of any of our common or subordinated units held by Oasis Petroleum is controlled by the board of directors of Oasis Petroleum. The board of directors of Oasis Petroleum, which acts by majority approval, is comprised of Thomas B. Nusz, Taylor L. Reid, William J. Cassidy, John E. Hagale, Michael McShane, Bobby S. Shackouls and Paula D. Polito. Each of the members of Oasis Petroleum’s board of directors disclaims beneficial ownership of any of our units held by Oasis Petroleum.

(3)
As reported on Schedule 13D filed with the SEC on November 28, 2018 by OMS Holdings, Oasis Petroleum LLC and Oasis Petroleum. Oasis Petroleum is a public company and owns 100% of the equity interests of Oasis Petroleum LLC. Oasis Petroleum LLC owns 100% of the equity interests of OMS Holdings. OMS Holdings is the managing member of our General Partner. These entities have shared voting power and shared dispositive power with respect to 22,825,000 units (including 9,075,000 common units and 13,750,000 subordinated units).

*    Less than 1%

The following table sets forth the number of shares of common stock of Oasis Petroleum owned by each of the directors and named executive officers of our General Partner and all directors and named executive officers of our General Partner as a group as of February 22, 2019:

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Thomas B. Nusz	1,818,808	¬
Taylor L. Reid(1)	1,921,103	¬
Michael H. Lou	537,332	¬
Nickolas J. Lorentzatos	342,721	¬
Richard N. Robuck	170,617	¬
Matthew Fitzgerald	—	—
Phillip D. Kramer	—	—
Harry N. Pefanis	—	—
All directors and named executive officers as a group (8 persons)	4,790,581	¬
__________________

(1)
Mr. Reid has sole voting power over 1,396,103 of these shares and shared voting power over 525,000 of these shares. The 525,000 shares are held by West Bay Partners, Ltd., a limited partnership formed for family investment purposes. The sole general partner of West Bay Partners, Ltd., a Texas limited liability company, is controlled by Mr. Reid and his wife, and the limited partners of West Bay consist of Mr. Reid, his immediate family members and trusts formed for their benefit.

*    Less than 1%
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information regarding the number of common units that are available for issuance under our LTIP as of December 31, 2018:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	—	—	2,088,591
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,088,591
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

Item 13. Certain Relationships and Related Transactions, and Director Independence
As of December 31, 2018, Oasis Petroleum owns 9,075,000 common units and 13,750,000 subordinated units representing an aggregate 67.6% limited partner interest in us. Oasis Petroleum owns a 90% controlling interest (and appoints all the directors of) our General Partner, which owns a non-economic general partner interest in us and all of the incentive distribution rights.
Dropdown Acquisition
On November 19, 2018, we completed transactions contemplated by a contribution agreement (the “Contribution Agreement”) dated as of November 7, 2018, with OMS Holdings LLC, OMS, OMP GP LLC, OMP Operating, and for certain limited purposes set forth therein, Oasis Petroleum. Pursuant to the Contribution Agreement, Oasis Petroleum caused OMS to contribute to OMP Operating, as our designee, (a) an additional 15% limited liability company interest in Bobcat DevCo, and (b) an additional 30% limited liability company interest in Beartooth DevCo (collectively, the “Contributed Assets”) for consideration of approximately $251.4 million (the “Purchase Price”), consisting of approximately $172.4 million in cash and 3,950,000 common units, representing limited partner interests in us (the “Dropdown Acquisition”). The Purchase Price includes post-effective date adjustments of approximately $1.4 million. We funded the cash portion of the Purchase Price with a combination of borrowings under the Revolving Credit Facility and proceeds from our public offering of common units. Following the Dropdown Acquisition, we own 25% of the limited liability company interests of Bobcat DevCo and 70% of the limited liability company interests of Beartooth DevCo. The effective date of the Dropdown Acquisition was July 1, 2018, and the Dropdown Acquisition closed on November 19, 2018.
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
Assuming we have sufficient cash to pay the full minimum quarterly distribution on all of our outstanding common units and subordinated units for four quarters, our General Partner and its affiliates (including Oasis Petroleum) would receive an annual distribution of approximately $34.2 million on their units, based upon the number of units outstanding as of February 22, 2019.
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
Agreements with Affiliates in Connection with the Transactions
We and other parties entered into the various agreements that effected the transactions in connection with the initial public offering, including the vesting of assets in, and the assumption of liabilities by, us and our subsidiaries, and the application of the proceeds from the initial public offering. While not the result of arm’s-length negotiations, we believe the terms of all of our initial agreements with Oasis Petroleum and its affiliates are, and specifically intend the rates to be, generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. All of the transaction expenses incurred in connection with these transactions, including the expenses associated with transferring assets into our subsidiaries, were paid for with the proceeds from the initial public offering. Additionally, we have entered into certain agreements with Oasis Petroleum, as described in more detail below.
Registration Rights Agreement
On September 25, 2017, in connection with the closing of the initial public offering, the Partnership entered into a registration rights agreement with Oasis Petroleum (the “Registration Rights Agreement”) pursuant to which the Partnership may be required to register the sale of the (i) common units issued to Oasis Petroleum, (ii) the Partnership’s subordinated units and (iii) common units issuable upon conversion of subordinated units pursuant to the terms of our partnership agreement (collectively, the “Registrable Securities”) it holds. Under the Registration Rights Agreement, Oasis Petroleum has the right to request that the Partnership register the sale of Registrable Securities held by it and the right to require the Partnership to make available shelf registration statements permitting sales of Registrable Securities into the market from time to time over an extended period, subject to certain limitations. Pursuant to the Registration Rights Agreement and our partnership agreement, the Partnership may be required to undertake a future public or private offering and use the proceeds (net of underwriting or placement agency discounts, fees and commissions, as applicable) to redeem an equal number of common units from Oasis Petroleum. In addition, the Registration Rights Agreement gives Oasis Petroleum “piggyback” registration rights under certain circumstances. The Registration Rights Agreement also includes provisions dealing with indemnification and contribution and allocation of expenses. All of the Registrable Securities held by Oasis Petroleum and any permitted transferee will be entitled to these registration rights.
Omnibus Agreement
On September 25, 2017, in connection with the closing of the initial public offering, the Partnership entered into an omnibus agreement (the “Omnibus Agreement”) with Oasis Petroleum and certain of its affiliates, pursuant to which:

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
The initial term of the Omnibus Agreement will be ten years from the closing of the initial public offering and will thereafter automatically extend from year-to-year unless terminated by the Partnership or the General Partner. Oasis Petroleum may terminate the Omnibus Agreement in the event that it ceases to be an affiliate of the Partnership and may also terminate the Omnibus Agreement if the Partnership fails to pay amounts due under the agreement in accordance with its terms. Additionally, both the ROFO and the ROFR in the Omnibus Agreement will terminate in the event Oasis Petroleum elects to sell the General Partner to a third party (other than in connection with a change of control of Oasis Petroleum). The Omnibus Agreement may only be assigned by a party with the other parties’ consent.
Services and Secondment Agreement
On September 25, 2017, in connection with the closing of the initial public offering, the Partnership entered into a 15-year services and secondment agreement with Oasis Petroleum (the “Services and Secondment Agreement”), pursuant to which, Oasis Petroleum will, or will cause its affiliates to, perform centralized corporate, general and administrative services for the Partnership. Oasis Petroleum will also second to the Partnership certain of its employees to operate, construct, manage and maintain the Partnership’s assets. The Services and Secondment Agreement requires the Partnership to reimburse Oasis Petroleum for direct general and administrative expenses incurred by Oasis Petroleum for the provision of the above services. Additionally, the Partnership will reimburse Oasis Petroleum for compensation and certain other expenses paid to employees of Oasis Petroleum that are seconded to the Partnership and who spend time managing and operating the Partnership’s business. The expenses of executive officers and non-executive employees will be allocated to the Partnership based on the amount of time spent managing the Partnership’s business and operations. The reimbursements to the General Partner and Oasis Petroleum will be made prior to cash distributions to holders of the Partnership’s common units.
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
Procedures for Review, Approval and Ratification of Transactions with Related Persons
In connection with the initial public offering, the board of directors of our General Partner adopted policies for the review, approval and ratification of transactions with related persons. The board also adopted a written code of business conduct and ethics, under which our directors are required to bring to the attention of our chief executive officer or the board any conflict or potential conflict of interest that may arise between the director or any affiliate of the director, on the one hand, and us or our General Partner on the other. The resolution of any such conflict or potential conflict should, at the discretion of the board in light of the circumstances, be determined by a majority of the disinterested directors. In determining whether to approve or ratify a transaction with a related party, the board of directors of our General Partner would take into account, among other factors it deems appropriate, (1) whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, (2) the extent of the related person’s interest in the transaction and (3) whether the interested transaction is material to the Partnership. Our partnership agreement contains detailed provisions regarding the resolution of conflicts of interest, as well as the standard of care the board of directors of our General Partner must satisfy in doing so.
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
Upon our adoption of our code of business conduct and ethics, any executive officer is required to avoid conflicts of interest unless approved by the board of directors of our General Partner. The code of business conduct and ethics was adopted in connection with the closing of the initial public offering.
Director Independence
The information appearing under “Item 10. Directors, Executive Officers and Corporate Governance” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The table below sets forth the aggregate fees billed by PricewaterhouseCoopers LLP, the Partnership’s independent registered public accounting firm for the years ended December 31, 2018 and December 31, 2017.

	Year Ended December 31,
	2018	2017
	(In thousands)
Audit Fees	$679	$562
Tax Fees	302	—
All Other Fees	—	—
Total(1)	$981	$562
___________________
(1) The Partnership’s Pre-Approval of Audit, Audit-Related, Tax and Permissible Non-Audit Services Policy is summarized in this Annual Report on Form 10-K. See “Policy for Approval of Audit and Permitted Non-Audit Services below.” In 2018, all of these services were pre-approved by the Audit Committee of our General Partner in accordance with its pre-approval policy.
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

2.1
Contribution Agreement, dated November 7, 2018, between Oasis Midstream Partners LP, OMS Holdings LLC, Oasis Midstream Services LLC, OMP GP LLC, OMP Operating LLC and, for certain limited purposes set forth therein, Oasis Petroleum Inc. (incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed by the Partnership on November 8, 2018).

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

10.28
Indemnification Agreement, dated July 5, 2018, between Oasis Midstream Partners LP and Mr. Harry N. Pefanis (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed by the Partnership on August 7, 2018).

10.29
First Amendment to Credit Agreement, dated as of August 27, 2018 among Oasis Midstream Partners, LP, as Parent, OMP Operating LLC, as Borrower, the Other Credit Parties party to thereto, Wells Fargo Banks, N.A., as Administrative Agent and the Lenders thereto (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed by the Partnership on November 6, 2018).

10.30
Second Amended and Restated Limited Liability Company Agreement of Bobcat DevCo LLC, dated as of February 22, 2019, by and between OMP Operating LLC, as the managing member, and Oasis Midstream Services LLC, as a member (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Partnership on February 28, 2019).

10.31
Second Amended and Restated Limited Liability Company Agreement of Beartooth DevCo LLC, dated as of February 22, 2019, by and between OMP Operating LLC, as the managing member, and Oasis Midstream Services LLC, as a member (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Partnership on February 28, 2019).

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

Oasis Midstream Partners LP
By: OMP GP LLC, its general partner

Date:	March 1, 2019	By: /s/ Taylor L. Reid
Taylor L. Reid,
Chief Executive Officer and Director
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Positions with OMP GP LLC)	Date

/s/ Taylor L. Reid	Chief Executive Officer and Director	March 1, 2019
Taylor L. Reid	(Principal Executive Officer)

/s/ Richard N. Robuck	Senior Vice President and Chief Financial Officer	March 1, 2019
Richard N. Robuck	(Principal Accounting Officer and Principal Financial Officer)

/s/ Thomas B. Nusz	Chairman of the Board of Directors	March 1, 2019
Thomas B. Nusz

/s/ Michael H. Lou	President and Director	March 1, 2019
Michael H. Lou

/s/ Nickolas J. Lorentzatos	Executive Vice President and General Counsel and Corporate Secretary and Director	March 1, 2019
Nickolas J. Lorentzatos

/s/ Matthew Fitzgerald	Director	March 1, 2019
Matthew Fitzgerald

/s/ Phillip D. Kramer	Director	March 1, 2019
Phillip D. Kramer

/s/ Harry N. Pefanis	Director	March 1, 2019
Harry N. Pefanis

GLOSSARY OF TERMS
Barrel: One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil, NGLs or other liquid hydrocarbons.
Blowout: An uncontrolled flow of reservoir fluids into the wellbore, and sometimes catastrophically to the surface. A blowout may consist of produced water, crude oil, natural gas or a mixture of these. Blowouts can occur in all types of E&P operations, not just during drilling operations. If reservoir fluids flow into another formation and do not flow to the surface, the result is called an underground blowout. If the well experiencing a blowout has significant open-hole intervals, it is possible that the well will bridge over (or seal itself with rock fragments from collapsing formations) down-hole and intervention efforts will be averted.
Bo: Barrel of crude oil.
Boe: Barrels of crude oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of crude oil.
Boepd: Barrel of crude oil equivalent per day.
Bopd: Barrels of crude oil per day.
Bow: Barrels of water.
Bowpd: Barrels of water per day.
British thermal unit or BTU: The quantity of heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.
Completion: A generic term used to describe the assembly of down-hole tubulars and equipment required to enable safe and efficient production from an crude oil or natural gas well. The point at which the completion process begins may depend on the type and design of the well.
EPA: United States Environmental Protection Agency.
expansion capital expenditures: Expansion capital expenditures are cash expenditures to acquire additional interests in our midstream assets and to construct new midstream infrastructure and those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system operating capacity, operating income or revenue. Examples of expansion capital expenditures include the acquisition of additional interests in our DevCos, capital contributions to Bobcat DevCo that increase our percentage interest ownership in Bobcat DevCo and the construction, development or acquisition of additional midstream assets, in each case, to the extent such capital expenditures are expected to increase, over the long term, system operating capacity, operating income or revenue. In the future, if we make acquisitions that increase system operating capacity, operating income or revenue, the associated capital expenditures may also be considered expansion capital expenditures.
FERC: Federal Energy Regulatory Commission.
field: The general area encompassed by one or more crude oil or natural gas reservoirs or pools that are located on a single geologic feature, that are otherwise closely related to the same geologic feature (either structural or stratigraphic).
flushwater: Freshwater used to flush out existing wells in order to prevent downhole scaling.
Hydraulic fracturing: A stimulation treatment routinely performed on crude oil and natural gas wells in low-permeability reservoirs. Specially engineered fluids are pumped at high pressure and rate into the reservoir interval to be treated, causing a vertical fracture to open. The wings of the fracture extend away from the wellbore in opposing directions according to the natural stresses within the formation. Proppant, such as grains of sand of a particular size, is mixed with the treatment fluid to keep the fracture open when the treatment is complete. Hydraulic fracturing creates high-conductivity communication with a large area of formation and bypasses any damage that may exist in the near-wellbore area.
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
MBo: One thousand barrels of crude oil.
MBoe: One thousand barrels of crude oil equivalent.
MBoepd: One thousand barrels of crude oil equivalent per day.

MMBoe: One million barrels of crude oil equivalent.
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
Tubulars: A generic term pertaining to any type of crude oilfield pipe, such as drillpipe, drill collars, pup joints, casing, production tubing and pipeline.
Unconventional resource: An umbrella term for crude oil and natural gas that is produced by means that do not meet the criteria for conventional production. What has qualified as “unconventional” at any particular time is a complex function of resource characteristics, the available E&P technologies, the economic environment, and the scale, frequency and duration of production from the resource. Perceptions of these factors inevitably change over time and often differ among users of the term. At present, the term is used in reference to crude oil and natural gas resources whose porosity, permeability, fluid trapping mechanism, or other characteristics differ from conventional sandstone and carbonate reservoirs. Coalbed methane, gas hydrates, shale gas, fractured reservoirs and tight gas sands are considered unconventional resources.
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
Workover: The process of performing major maintenance or remedial treatments on an crude oil or natural gas well. In many cases, workover implies the removal and replacement of the production tubing string after the well has been killed and a workover rig has been placed on location. Through-tubing workover operations, using coiled tubing, snubbing or slickline equipment, are routinely conducted to complete treatments or well service activities that avoid a full workover where the tubing is removed. This operation saves considerable time and expense.