Form 10-Q
period 2019-06-30
Oasis Midstream Partners LP
filed 2019-08-08
CIK 1652133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

At July 31, 2019, there were 33,795,196 units representing limited partner interests (consisting of 20,045,196 common units and 13,750,000 subordinated units) outstanding.

OASIS MIDSTREAM PARTNERS LP

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2019	December 31, 2018

	(In thousands, except unit data)
ASSETS
Current assets
Cash and cash equivalents	$6,246	$6,649
Accounts receivable	6,010	2,481
Accounts receivable - Oasis Petroleum	80,088	80,805
Prepaid expenses	1,267	1,418
Other current assets	—	22
Total current assets	93,611	91,375
Property, plant and equipment	1,060,379	933,155
Less: accumulated depreciation and amortization	(80,160)	(62,730)
Total property, plant and equipment, net	980,219	870,425
Operating lease right-of-use assets	3,642	—
Other assets	3,385	2,452
Total assets	$1,080,857	$964,252

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$1,522	$2,180
Accounts payable - Oasis Petroleum	34,873	33,014
Accrued liabilities	56,930	57,657
Accrued interest payable	293	442
Current operating lease liabilities	2,051	—
Other current liabilities	610	—
Total current liabilities	96,279	93,293
Long-term debt	408,000	318,000
Asset retirement obligations	1,564	1,514
Operating lease liabilities	1,597	—
Other liabilities	553	—
Total liabilities	507,993	412,807
Commitments and contingencies (Note 9)
Equity
Limited partners
Common units (20,045,196 and 20,029,026 issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	205,009	192,581
Subordinated units (13,750,000 units issued and outstanding at June 30, 2019 and December 31, 2018)	52,233	45,937
General Partner	491	112
Total partners’ equity	257,733	238,630
Non-controlling interests	315,131	312,815
Total equity	572,864	551,445
Total liabilities and equity	$1,080,857	$964,252
The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands, except per unit data)
Revenues
Midstream services – Oasis Petroleum	$71,452	$60,715	$146,314	$118,344
Midstream services – third parties	1,825	663	2,952	957
Product sales – Oasis Petroleum	24,348	3,909	40,000	7,393
Product sales – third parties	19	1,271	29	1,285
Total revenues	97,644	66,558	189,295	127,979
Operating expenses
Costs of product sales	12,022	1,641	20,087	2,761
Operating and maintenance	16,003	14,693	34,853	30,689
Depreciation and amortization	8,562	6,659	17,491	13,023
General and administrative	7,809	5,897	16,529	12,047
Total operating expenses	44,396	28,890	88,960	58,520
Operating income	53,248	37,668	100,335	69,459
Other expense
Interest expense, net of capitalized interest	(4,209)	(183)	(7,957)	(445)
Other expense	(4)	—	(4)	—
Total other expense	(4,213)	(183)	(7,961)	(445)
Net income	49,035	37,485	92,374	69,014
Less: Net income attributable to non-controlling interests	22,837	25,041	44,633	46,616
Net income attributable to Oasis Midstream Partners LP	26,198	12,444	47,741	22,398
Less: Net income attributable to General Partner	491	—	729	—
Net income attributable to limited partners	$25,707	$12,444	$47,012	$22,398
Earnings per limited partner unit (Note 12)
Common units – basic and diluted	$0.76	$0.45	$1.39	$0.81
Weighted average number of limited partners units outstanding (Note 12)
Common units – basic	20,024	13,750	20,020	13,750
Common units – diluted	20,034	13,761	20,037	13,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Partnership
	Common Units	Subordinated Units	General Partner	Non-controlling Interests	Total

	(In thousands)
Balance as of December 31, 2018	$192,581	$45,937	$112	$312,815	$551,445
Contributions from non-controlling interests	—	—	—	2,532	2,532
Distributions to non-controlling interests	—	—	—	(21,922)	(21,922)
Distributions to unitholders	(9,020)	(6,188)	(112)	—	(15,320)
Equity-based compensation	119	—	—	—	119
Other	2,881	(79)	—	(2,977)	(175)
Net income	12,630	8,675	238	21,796	43,339
Balance as of March 31, 2019	199,191	48,345	238	312,244	560,018
Contributions from non-controlling interests	—	—	—	1,709	1,709
Distributions to non-controlling interests	—	—	—	(21,659)	(21,659)
Distributions to unitholders	(9,421)	(6,463)	(238)	—	(16,122)
Equity-based compensation	100	—	—	—	100
Other	(102)	(115)	—	—	(217)
Net income	15,241	10,466	491	22,837	49,035
Balance as of June 30, 2019	$205,009	$52,233	$491	$315,131	$572,864

Balance as of December 31, 2017	$167,401	$79,173	$—	$313,446	$560,020
Contributions from non-controlling interests	—	—	—	23,565	23,565
Distributions to non-controlling interests	—	—	—	(38,316)	(38,316)
Distributions to unitholders	(5,498)	(5,493)	—	—	(10,991)
Equity-based compensation	63	—	—	—	63
Net income	4,977	4,977	—	21,575	31,529
Balance as of March 31, 2018	166,943	78,657	—	320,270	565,870
Contributions from non-controlling interests	—	—	—	16,097	16,097
Distributions to non-controlling interests	—	—	—	(17,441)	(17,441)
Distributions to unitholders	(5,406)	(5,397)	—	—	(10,803)
Equity-based compensation	103	—	—	—	103
Other	(128)	—	—	—	(128)
Net income	6,222	6,222	—	25,041	37,485
Balance as of June 30, 2018	$167,734	$79,482	$—	$343,967	$591,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018

	(In thousands)
Cash flows from operating activities:
Net income	$92,374	$69,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,491	13,023
Equity-based compensation expenses	219	166
Deferred financing costs amortization	417	104
Working capital and other changes:
Change in accounts receivable	(2,086)	29,407
Change in other current assets	—	(92)
Change in prepaid expenses	150	420
Change in accounts payable and accrued liabilities	3,927	4,105
Change in other assets and liabilities, net	(399)	—
Net cash provided by operating activities	112,093	116,147
Cash flows from investing activities:
Capital expenditures	(130,826)	(154,988)
Net cash used in investing activities	(130,826)	(154,988)
Cash flows from financing activities:
Capital contributions from non-controlling interests	4,241	31,258
Distributions to non-controlling interests	(43,581)	(55,757)
Distributions to unitholders	(31,442)	(21,794)
Deferred financing costs	(440)	—
Proceeds from revolving credit facility	95,000	113,000
Principal payments on revolving credit facility	(5,000)	(26,000)
Other	(448)	—
Net cash provided by financing activities	18,330	40,707
Increase (decrease) in cash and cash equivalents	(403)	1,866
Cash:
Beginning of period	6,649	883
End of period	$6,246	$2,749
Supplemental non-cash transactions:
Change in accrued capital expenditures	$(3,602)	$(3,523)
Change in asset retirement obligations	49	118
Reimbursement of capital expenditures from Oasis Petroleum	—	8,404

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
As of June 30, 2019, the Partnership’s assets and ownership interests in the DevCos were as follows:

DevCos	Areas Served	Service Lines	Partnership Ownership
Bighorn DevCo	Wild Basin South Nesson	–Natural gas processing –Crude oil stabilization –Crude oil blending –Crude oil and natural gas liquids storage –Crude oil transportation	100.0%
Bobcat DevCo	Wild Basin South Nesson	–Natural gas gathering –Natural gas compression –Gas lift –Crude oil gathering –Produced and flowback water gathering –Produced and flowback water disposal	32.5%
Beartooth DevCo	Alger Cottonwood Hebron Indian Hills Red Bank Wild Basin	–Produced and flowback water gathering –Produced and flowback water disposal –Freshwater supply and distribution	70.0%
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
The Partnership is not a taxable entity for United States federal income tax purposes and is not subject to income tax in any states in which the Partnership operates, as of June 30, 2019. As taxes are generally borne by its partners through the allocation of taxable income, the Partnership does not record deferred taxes related to the aggregate difference in the basis of its assets for financial and tax reporting purposes.
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
Variable interest entity (“VIE”). On November 19, 2018, the Partnership completed its acquisition of an additional 15% ownership interest in Bobcat DevCo and an additional 30% ownership interest in Beartooth DevCo. The Partnership determined its acquisition of additional ownership interests in Bobcat DevCo and Beartooth DevCo was a reconsideration event in accordance with the rules of the Financial Accounting Standards Board (“FASB”) for VIEs and completed a reassessment of its prior conclusions that Bobcat DevCo and Beartooth DevCo were each VIEs.
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
Non-controlling interests. The non-controlling interests represent OMS’s retained ownership interests in Bobcat DevCo and Beartooth DevCo as of June 30, 2019 of 67.5% and 30%, respectively.
Significant Accounting Policies
There have been no material changes to the Partnership’s critical accounting policies and estimates from those disclosed in the 2018 Annual Report, other than as noted below.
Leases. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and related liability on the balance sheet for leases with durations greater than twelve months and also requires certain quantitative and qualitative disclosures about leasing arrangements. Accounting Standards Codification 842, Leases (“ASC 842”), was subsequently amended by various Accounting Standards Updates, which provided additional implementation guidance.
The Partnership adopted the new standard as of January 1, 2019, using the required modified retrospective approach and elected the option to recognize a cumulative effect adjustment of initially applying the guidance to the opening balance of retained earnings in the period of adoption. Prior period amounts were not adjusted.
The Partnership elected the package of practical expedients under the transition guidance within the new standard, including the practical expedient to not reassess under the new standard any prior conclusions about lease identification, lease classification and initial direct costs; the use-of hindsight practical expedient; the practical expedient to not reassess the prior accounting treatment for existing or expired land easements; and the practical expedient pertaining to combining lease and non-lease components for all asset classes. In addition, the Partnership elected not to apply the recognition requirements of ASC 842 to short-term leases, and as such, recognition of lease payments for short-term leases are recognized in net income on a straight line basis. See Note 8 — Leases for the adoption impact and disclosures required by ASC 842.

3. Revenue Recognition
Disaggregation of revenues
The following table presents revenues associated with contracts with customers for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Service revenues
Crude oil and natural gas revenues	$45,298	$32,729	$93,881	$64,142
Produced and flowback water revenues	27,979	28,649	55,385	55,159
Total service revenues	73,277	61,378	149,266	119,301
Product revenues
Natural gas and NGL revenues	16,641	—	26,858	—
Freshwater revenues	7,726	5,180	13,171	8,678
Total product revenues	24,367	5,180	40,029	8,678
Total revenues	$97,644	$66,558	$189,295	$127,979
Prior period performance obligations
The Partnership records revenue when the performance obligations under the terms of its customer contracts are satisfied. The Partnership measures the satisfaction of its performance obligations using the output method based upon the volume of crude oil, natural gas or water that flows through its systems. In certain cases, the Partnership is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Such differences have historically not been significant. For the three and six months ended June 30, 2019 and 2018, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
Contract balances
Contract balances are the result of timing differences between revenue recognition, billings and cash collections. Contract liabilities are recorded for consideration received from customers primarily related to (i) temporary deficiency quantities under minimum volume commitments which are recognized as revenue when the customer makes up the volumes or the deficiency makeup period expires and (ii) aid in construction payments received from customers which are recognized as revenue over the expected period of future benefit. The Partnership does not recognize contract assets or contract liabilities under its customer contracts for which invoicing occurs once the Partnership’s performance obligations have been satisfied and payment is unconditional. No material contract balances were recorded in the condensed consolidated financial statements for the three and six months ended June 30, 2019 or for the three and six months ended June 30, 2018.
Remaining performance obligations
The following table presents estimated revenue allocated to remaining performance obligations for contracted revenues that are unsatisfied (or partially satisfied) as of June 30, 2019:

(In thousands)
2019 (excluding the six months ended June 30, 2019)	$11,189
2020	24,183
2021	27,019
2022	19,244
2023	12,624
Thereafter	14,642
Total	$108,901
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
Expenses. Oasis Petroleum provides substantial labor and overhead support for the Partnership pursuant to a 15-year services and secondment agreement (the “Services and Secondment Agreement”). Oasis Petroleum performs centralized corporate, general and administrative services for the Partnership, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, tax and engineering. Oasis Petroleum has also seconded to the Partnership certain of its employees to operate, construct, manage and maintain its assets. The Partnership reimburses Oasis Petroleum for direct and allocated general and administrative expenses incurred by Oasis Petroleum for the provision of these services. The expenses of executive officers and non-executive employees of Oasis Petroleum are allocated to the Partnership based on the amount of time spent managing its business and operations. The Partnership’s general and administrative expenses include $7.0 million and $5.4 million from affiliate transactions with Oasis Petroleum for the three months ended June 30, 2019 and 2018, respectively, and include $14.8 million and $10.8 million from affiliate transactions with Oasis Petroleum for the six months ended June 30, 2019 and 2018, respectively.
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
Pursuant to the MOU, the Partnership agreed to make up to $80.0 million of capital expenditures to Bobcat DevCo that Oasis Petroleum would otherwise be required to contribute under the First A&R Bobcat LLCA. In connection with execution of the MOU, the Partnership and Oasis Petroleum amended the First A&R Bobcat LLCA and entered into the Second Amended and Restated Limited Liability Company Agreement of Bobcat DevCo LLC (the “Second A&R Bobcat LLCA”). The Second A&R Bobcat LLCA includes provisions applicable to the disproportionate capital contributions that the Partnership will make to Bobcat DevCo in connection with the 2019 Capital Expenditures Arrangement. Pursuant to the Second A&R Bobcat LLCA, upon the occurrence of a disproportionate capital contribution, the percentage interests of the Partnership and Oasis Petroleum in Bobcat DevCo will be adjusted to take into account the amount of the disproportionate capital contribution. During the three and six months ended June 30, 2019, the Partnership made capital contributions to Bobcat DevCo pursuant to the 2019 Capital Expenditures Arrangement of $35.8 million and $52.8 million, respectively. As a result, the Partnership’s ownership interest in Bobcat DevCo increased from 25% as of December 31, 2018 to 32.5% as of June 30, 2019.
5. Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2019	December 31, 2018

	(In thousands)
Accrued capital costs	$39,351	$42,953
Accrued operating expenses	16,145	13,539
Other accrued liabilities	1,434	1,165
Total accrued liabilities	$56,930	$57,657

6. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	June 30, 2019	December 31, 2018

	(In thousands)
Pipelines	$469,794	$395,087
Natural gas processing plants	291,960	278,680
Produced and flowback water facilities	95,582	95,119
Compressor stations	137,031	126,019
Other property and equipment	33,946	33,829
Construction in progress	32,066	4,422
Total property, plant and equipment	1,060,379	933,155
Less: accumulated depreciation and amortization	(80,160)	(62,730)
Total property, plant and equipment, net	$980,219	$870,425

7. Long-Term Debt
The Partnership has a revolving credit facility with OMP Operating as borrower (the “Revolving Credit Facility”) which is available to fund working capital and to finance acquisitions and other capital expenditures of the Partnership. On May 6, 2019, the Partnership entered into an amendment to its Revolving Credit Facility to (i) increase the aggregate amount of commitments from $400.0 million to $475.0 million; (ii) provide for the ability to further increase commitments to $675.0 million; and (iii) add a new lender to the bank group. As of June 30, 2019, the aggregate amount of commitments under the Revolving Credit Facility were $475.0 million. The Revolving Credit Facility matures on September 25, 2022.
At June 30, 2019, the Partnership had $408.0 million of borrowings outstanding under the Revolving Credit Facility, at a weighted average interest rate of 4.2%, and an $8.2 million outstanding letter of credit, resulting in an unused borrowing capacity of $58.8 million. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%. The fair value of the Revolving Credit Facility approximates book value since borrowings under the Revolving Credit Facility bear interest at rates which are tied to current market rates.
The Partnership was in compliance with the financial covenants under the Revolving Credit Facility at June 30, 2019.
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

The following table sets forth the Partnership’s components of lease costs for the periods presented:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

	(In thousands)
Operating lease costs	$692	$1,787
Variable lease costs (1)	103	103
Short-term lease costs	95	95
Finance lease costs:
Amortization of ROU assets	8	11
Interest on lease liabilities	6	8
Total lease costs	$904	$2,004
__________________
(1) Based on payments made by the Partnership to lessors for the right to use an underlying asset that vary because of changes in circumstances occurring after the commencement date, other than the passage of time, such as property taxes, operating and maintenance costs.
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
As of June 30, 2019, maturities of the Partnership’s lease liabilities are as follows:

	Operating Leases	Finance Leases

	(In thousands)
2019 (excluding the six months ended June 30, 2019)	$1,080	$5
2020	2,160	21
2021	540	45
2022	—	45
2023	—	45
Thereafter	—	684
Total future lease payments	3,780	845
Less: Imputed interest	132	285
Present value of future lease payments	$3,648	$560
As of December 31, 2018, future minimum annual rental commitments under non-cancelable leases under ASC 840 were as follows:

(In thousands)
2019	$736
2020	—
2021	—
2022	—
2023	—
Thereafter	—
Total future minimum lease payments	$736

Supplemental balance sheet information related to the Partnership’s leases are as follows:

	Balance Sheet Classification	June 30, 2019
		(In thousands)
Assets
Operating lease assets	Operating lease right-of-use assets	$3,642
Finance lease assets	Other assets	643
Total lease assets		$4,285
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$2,051
Finance lease liabilities	Other current liabilities	7
Long-term
Operating lease liabilities	Operating lease liabilities	1,597
Finance lease liabilities	Other liabilities	553
Total lease liabilities		$4,208
Supplemental cash flow information and non-cash transactions related to the Partnership’s leases are as follows:

June 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,454
Operating cash flows from finance leases	8
Financing cash flows from finance leases	59
ROU assets obtained in exchange for lease obligations
Operating leases	$1,227
Finance leases	654
Weighted-average remaining lease term and discount rate for the Partnership’s leases are as follows:

As of June 30, 2019
Operating Leases
Weighted average remaining lease term	1.7 years
Weighted average discount rate	4.3%
Finance Leases
Weighted average remaining lease term	19.7 years
Weighted average discount rate	4.3%

9. Commitments and Contingencies
The Partnership has various contractual obligations in the normal course of its operations. As of June 30, 2019, there have been no material changes to the Partnership’s future commitments as disclosed in Note 10 — Commitments and Contingencies in the Partnership’s 2018 Annual Report, except as noted below.
Volume commitment agreements. As of June 30, 2019, the Partnership had certain agreements with an aggregate requirement to either deliver or purchase a minimum quantity of approximately 16.0 million barrels of water, prior to any applicable volume credits, within specified timeframes, all of which are ten years or less. The estimable future commitments under these agreements were approximately $10.3 million as of June 30, 2019.
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
On July 2, 2019, Oasis Petroleum, OPNA, Oasis Midstream Services LLC, Oasis Midstream Partners LP, Bighorn DevCo LLC, Bobcat DevCo LLC and Beartooth DevCo LLC (collectively “Oasis Entities”) counterclaimed against Mirada for a judgment declaring that Oasis Entities are not obligated to purchase, manage, gather, transport, compress, process, market, sell or otherwise handle Mirada’s proportionate share of oil and gas produced from OPNA-operated wells. The counterclaim also seeks attorney’s fees, costs and expenses.
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
As of June 30, 2019, the aggregate number of common units that may be issued pursuant to any and all awards under the LTIP is equal to 2,455,408 common units, subject to adjustment due to recapitalization or reorganization, or related to forfeitures or expiration of awards, as provided under the LTIP. On January 1 of each calendar year following the adoption and prior to the expiration of the LTIP, the total number of common units that may be issued pursuant to the LTIP automatically increases by a number of common units equal to one percent of the number of common units outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31 (calculated by adding to the number of common units outstanding, all outstanding securities convertible into common units on such date on an as converted basis).
Phantom unit awards. In 2017, the Partnership granted under its LTIP 101,500 phantom unit awards to certain employees of Oasis Petroleum who are non-employees of the Partnership. Each phantom unit represents the right to receive a cash payment equal to the fair market value of one common unit on the day prior to the date it vests. Award recipients are also entitled to distribution equivalent rights, which represent the right to receive a cash payment equal to the value of the distributions paid on one common unit between the grant date and the vesting date. The phantom units vest in equal amounts each year over a three-year period. The phantom units are accounted for as liability-classified awards since the awards will settle in cash, and equity-based compensation expense is accounted for under the fair value method in accordance with GAAP. Under the fair value method for liability-classified awards, compensation expense is remeasured each reporting period at fair value based upon the closing price of a publicly traded common unit. Oasis Petroleum reimburses the Partnership for the cash settlement amount of these awards.
No phantom unit awards were granted under the LTIP during the six months ended June 30, 2019. Equity-based compensation expense related to phantom unit awards is recorded on the Condensed Consolidated Balance Sheets in accounts receivable from Oasis Petroleum, for the portion which will be reimbursed from Oasis Petroleum, and accrued liabilities, for the portion which will be owed to award holders. Equity-based compensation expense recorded on the Condensed Consolidated Balance Sheets related to phantom unit awards was $0.6 million and $0.1 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, unrecognized equity-based compensation expense for all outstanding phantom units was $0.8 million, which is expected to be recognized over a weighted average period of 1.4 years.
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
During the six months ended June 30, 2019, certain independent directors of the Partnership were granted 16,170 restricted unit awards which vest over a one-year period with a weighted-average grant date fair value of $18.57 per common unit. Equity-based compensation expense recorded for restricted unit awards was $0.1 million for the three months ended June 30, 2019 and $0.1 million for the three months ended June 30, 2018. Equity-based compensation expense recorded for restricted unit awards was $0.2 million for the six months ended June 30, 2019 and $0.2 million for the six months ended June 30, 2018. Equity-based compensation expense is included in general and administrative expenses on the Partnership’s Condensed Consolidated Statements of Operations.
11. Partnership Equity and Distributions
Cash distributions. On August 6, 2019, the Board of Directors of the General Partner declared the quarterly cash distribution for the second quarter of 2019 of $0.49 per unit. In addition, the General Partner will receive a cash distribution of $0.5 million attributable to incentive distribution rights (“IDRs”) related to the earnings for the second quarter of 2019. These distributions will be payable on August 28, 2019, to unitholders of record as of August 16, 2019.

The following table details the distributions paid in respect of each period in which the distributions were earned for the following periods:

				Distributions
				Limited Partners		General Partner
Period	Record Date	Distribution Date	Distribution per limited partner unit	Common units	Subordinated units	IDRs

				(In thousands)
Q1 2018	May 17, 2018	May 29, 2018	$0.3925	$5,406	$5,397	$—
Q2 2018	August 16, 2018	August 28, 2018	0.41	5,649	5,638	—
Q3 2018	November 9, 2018	November 27, 2018	0.43	5,925	5,913	—
Q4 2018	February 15, 2019	February 28, 2019	0.45	9,020	6,188	112
Q1 2019	May 17, 2019	May 29, 2019	0.47	9,421	6,463	238
Q2 2019	August 16, 2019	August 28, 2019	0.49	9,822	6,738	491
__________________
(1) The cash distribution for the three months ended June 30, 2019 was determined based upon the number of units outstanding at July 31, 2019.
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
The subordination period will end on December 31, 2020, if each of the following tests are met:
•for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date, aggregate distributions from operating surplus equaled or exceeded the sum of the minimum quarterly distribution multiplied by the total number of common units and subordinated units outstanding in each quarter in each period;
•for the same three consecutive, non-overlapping four-quarter periods, the “adjusted operating surplus” (as defined in the partnership agreement) equaled or exceeded the sum of the minimum quarterly distribution multiplied by the total number of common units and subordinated units outstanding during each quarter on a fully diluted weighted average basis; and
•there are no arrearages in payment of the minimum quarterly distribution on the common units.
Notwithstanding the foregoing, the subordination period will automatically terminate, and all of the subordinated units will convert into common units on a one-for-one basis, on the first business day after the distribution to unitholders in respect of any quarter, beginning with the quarter ending December 31, 2018, if each of the following has occurred:
•for one four-quarter period immediately preceding that date, aggregate distributions from operating surplus exceeded 150% of the minimum quarterly distribution multiplied by the total number of common units and subordinated units outstanding in each quarter in the period;
•for the same four-quarter period, the “adjusted operating surplus” (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership) equaled or exceeded 150% of the sum of the minimum quarterly distribution multiplied by the total number of common units and subordinated units outstanding during each quarter on a fully diluted weighted average basis, plus the related distribution on the IDRs; and
•there are no arrearages in payment of the minimum quarterly distributions on the common units.
Incentive distribution rights. The General Partner owns all of the Partnership’s IDRs, which will entitle it to increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes in excess of $0.4313 per unit per quarter. The maximum distribution of 50.0% does not include any distributions that Oasis Petroleum may receive on common units or subordinated units that it owns.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Per Unit	Unitholders	IDR Holders
Minimum Quarterly Distribution	up to $0.3750	100%	—%
First Target Distribution	above $0.3750 up to 0.4313	100%	—%
Second Target Distribution	above $0.4313 up to $0.4688	85%	15%
Third Target Distribution	above $0.4688 up to $0.5625	75%	25%
Thereafter	above $0.5625	50%	50%

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

The following table presents the calculation of earnings per limited partner unit under the two-class method:

	Three Months Ended June 30, 2019
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total

	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP
Distribution declared	$491	$9,822	$6,738	$17,051
Undistributed earnings attributable to Oasis Midstream Partners LP	—	5,423	3,724	9,147
Net income attributable to Oasis Midstream Partners LP	$491	$15,245	$10,462	$26,198

Weighted average limited partners units outstanding
Basic		20,024
Diluted		20,034

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic and diluted		$0.76

Anti-dilutive restricted units		11

	Six Months Ended June 30, 2019
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total

	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP
Distribution declared	$729	$19,243	$13,201	$33,173
Undistributed earnings attributable to Oasis Midstream Partners LP	—	8,637	5,931	14,568
Net income attributable to Oasis Midstream Partners LP	$729	$27,880	$19,132	$47,741

Weighted average limited partners units outstanding
Basic		20,020
Diluted		20,037

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic and diluted		$1.39

Anti-dilutive restricted units		7

	Three Months Ended June 30, 2018
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total

	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP
Distribution declared	$—	$5,649	$5,638	$11,287
Undistributed earnings attributable to Oasis Midstream Partners LP	—	573	584	1,157
Net income attributable to Oasis Midstream Partners LP	$—	$6,222	$6,222	$12,444

Weighted average limited partners units outstanding
Basic		13,750
Diluted		13,761

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic and diluted		$0.45

Anti-dilutive restricted units		13

	Six Months Ended June 30, 2018
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total

	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP
Distribution declared	$—	$11,056	$11,034	$22,090
Undistributed earnings attributable to Oasis Midstream Partners LP	—	143	165	308
Net income attributable to Oasis Midstream Partners LP	$—	$11,199	$11,199	$22,398

Weighted average limited partners units outstanding
Basic		13,750
Diluted		13,761

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic and diluted		$0.81

Anti-dilutive restricted units		9

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
Forward-looking statements can be affected by the assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed below and detailed under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Actual results may vary materially. Although forward-looking statements reflect our good faith beliefs at the time they are made, you are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and you should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include but are not limited to:
•an inability of Oasis Petroleum (as defined below) or our other future customers to meet their operational and development plans on a timely basis or at all;
•the execution of our business strategies;
•the demand for and price of crude oil and natural gas, on an absolute basis and in comparison to the price of alternative and competing fuels;
•the fees we charge, and the margins we realize, from our midstream services;
•the cost of achieving organic growth in current and new markets;
•our ability to make acquisitions of other midstream infrastructure assets or other assets that complement or diversify our operations;
•our ability to make acquisitions of other assets on economically acceptable terms from Oasis Petroleum;
•the lack of asset and geographic diversification;
•the suspension, reduction or termination of our commercial agreements with Oasis Petroleum;
•labor relations and government regulations;
•competition and actions taken by third party producers, operators, processors and transporters;
•outcomes of litigation and regulatory investigations, proceedings or inquiries;
•the demand for, and the costs of developing and conducting, our midstream infrastructure services;
•general economic conditions, including the risk of a prolonged economic slowdown or decline, or the risk of delay in a recovery, which can affect the long-term demand for natural gas and crude oil and related services;
•the price and availability of equity and debt financing;
•operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•potential effects arising from cyber threats, terrorist attacks and any consequential or other hostilities;
•interruption of our operations due to social, civil or political events or unrest;
•changes in environmental, safety and other laws and regulations;
•the effects of accounting pronouncements issued periodically during the periods covered by forward-looking statements;
•changes in our tax status;

•uncertainty regarding our future operating results; and
•certain factors discussed elsewhere in this Quarterly Report on Form 10-Q.
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
Overview
We are a growth-oriented, fee-based master limited partnership formed by our sponsor, Oasis Petroleum Inc. (“Oasis Petroleum”) (NYSE: OAS), to own, develop, operate and acquire a diversified portfolio of midstream assets in North America that are integral to the crude oil and natural gas operations of Oasis Petroleum and are strategically positioned to capture volumes from other producers. Our current midstream operations are performed exclusively within the Williston Basin, one of the most prolific crude oil producing basins in North America, and we plan to expand our operations to the Delaware Basin in 2019. We generate the majority of our revenues through 15-year, fixed-fee contracts pursuant to which we provide crude oil, natural gas and water-related midstream services for Oasis Petroleum. We expect to grow acquisitively through accretive, dropdown acquisitions, organically as Oasis Petroleum continues to develop its acreage and through payments of capital contributions to our DevCos that increase our percentage interest ownership in our DevCos. Additionally, we expect to grow by offering our services to third parties and through acquisitions of midstream assets from third parties.
We conduct our business through our ownership of our DevCos, two of which are jointly-owned with Oasis Petroleum, Bobcat DevCo LLC (“Bobcat DevCo”) and Beartooth DevCo LLC (“Beartooth DevCo”). As of June 30, 2019, we own 100% equity interest in Bighorn DevCo LLC ("Bighorn DevCo"), 32.5% equity interest in Bobcat DevCo and 70% equity interest in Beartooth DevCo. As of June 30, 2019, Oasis Petroleum owns a 67.5% and 30% non-controlling equity interest in Bobcat DevCo and Beartooth DevCo, respectively. We generate the majority of our revenues through long-term, fee-based contractual arrangements, which minimize our direct exposure to commodity prices. In connection with our initial public offering, we entered into 15-year, fixed-fee contracts with wholly-owned subsidiaries of Oasis Petroleum for natural gas services (gathering, compression, processing, gas lift and natural gas liquids (“NGL”) storage services), crude oil services (gathering, stabilization, blending and storage services), produced and flowback water services (gathering and disposal services) and freshwater services (fracwater and flushwater supply and distribution services). At the same time, we became a party to the long-term, FERC-regulated transportation services agreement governing the transportation of crude oil via pipeline from the Wild Basin area to Johnson’s Corner. Our operations are supported by significant acreage dedications from Oasis Petroleum. In addition, we have increased customer diversification by entering into numerous agreements and transactions with third parties to provide our full suite of midstream services. We believe our contractual arrangements provide us with stable and predictable cash flows over the long-term. Oasis Petroleum has also granted us a right of first offer, which converts into a right of first refusal from any successor upon a change of control of Oasis Petroleum, with respect to its retained interests in two of our DevCos and any other midstream assets that Oasis Petroleum or any Oasis Petroleum successor builds with respect to its current acreage and elects to sell in the future.

2Q 2019 Highlights:
•Declared the quarterly cash distribution of $0.49 per unit, an approximate 5% increase from 1Q 2019.
•Net income was $49.0 million and net cash from operating activities was $56.0 million.
•Delivered $61.9 million of Adjusted EBITDA(1) and $36.1 million of net Adjusted EBITDA to the Partnership(1).
•Generated $28.8 million of DCF(1), resulting in distribution coverage of 1.7x.
•Experienced operational downtime at the Wild Basin gas processing complex, which was fully restored beginning mid-July. Crude oil and natural gas volumes were adversely impacted by the downtime, resulting in lower than anticipated Adjusted EBITDA, DCF and distribution coverage. Adjusting for downtime, OMP would have realized distribution coverage of approximately 1.9x.
•Exceeded guidance related to water service volumes. Volumes increased 13% from 2Q 2018 to 52.4 MBowpd in Bobcat DevCo and 3% from 2Q 2018 to 143.7 MBowpd in Beartooth DevCo.
•Increased third-party natural gas volumes in Bighorn DevCo by approximately 94% from 1Q 2019 to 59.3 MMscfpd (30% of total natural gas volumes of 201.6 MMscfpd).

(1) Non-GAAP measure. See “Non-GAAP Financial Measures” below for definitions of all non-GAAP measures included herein and reconciliations to the most directly comparable measures under United States generally accepted accounting principles (“GAAP”).

The following table summarizes the gross throughput volumes, operating income, depreciation and amortization and capital expenditures (“CapEx”) of each of our DevCos for the three and six months ended months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands, except throughput volumes)
Bighorn DevCo
Crude oil services volumes (MBopd)	51.8	45.1	51.2	43.3
Natural gas services volumes (MMscfpd)	201.6	104.2	197.3	101.1
Operating income	$13,134	$5,825	$23,698	$10,839
Depreciation and amortization	2,959	2,708	6,694	5,241
Capital expenditures	5,834	7,740	12,789	49,184
Bobcat DevCo
Crude oil services volumes (MBopd)	41.3	35.1	41.9	35.7
Natural gas services volumes (MMscfpd)	241.7	142.1	241.4	141.3
Water services volumes (MBowpd)	52.4	46.5	51.8	44.8
Operating income	$25,997	$18,495	$49,911	$35,410
Depreciation and amortization	3,252	1,999	6,171	4,085
Capital expenditures	63,771	47,511	98,304	75,274
Beartooth DevCo
Water services volumes (MBowpd)	143.7	139.2	138.4	123.9
Operating income	$14,965	$13,993	$28,474	$24,578
Depreciation and amortization	2,351	1,952	4,626	3,697
Capital expenditures	6,989	13,690	15,944	24,893
Oasis Midstream Partners LP
DevCo operating income	$54,096	$38,313	$102,083	$70,827
Public company expenses	848	645	1,748	1,368
Partnership operating income	53,248	37,668	100,335	69,459
Depreciation and amortization	8,562	6,659	17,491	13,023
Equity-based compensation expense	100	99	219	162
Capitalized interest	153	1,361	188	2,196
Total CapEx	76,747	70,302	127,225	151,548
Maintenance CapEx	7,221	2,163	11,611	4,542
Expansion CapEx	69,526	68,139	115,614	147,006

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
Our ability to maintain or increase existing throughput volumes and obtain new supplies of crude oil, natural gas and produced, flowback and freshwater are impacted by:
•successful development activity by Oasis Petroleum on our dedicated acreage and our ability to fund the capital costs required to connect our infrastructure assets to new wells;
•our ability to utilize the remaining uncommitted capacity on, or add additional capacity to, our infrastructure assets;
•the level of workovers and recompletions of wells on existing pad sites to which our infrastructure assets are connected;
•our ability to identify and execute organic expansion projects to capture incremental volumes from Oasis Petroleum and third parties;
•our ability to compete for volumes from successful new wells in the areas in which we operate outside of our dedicated acreage;
•our ability to provide crude oil, natural gas and water-related midstream services with respect to volumes produced on acreage that has been released from commitments with our competitors; and
•our ability to obtain financing for acquiring incremental assets in dropdown transactions from Oasis Petroleum.
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
Adjusted EBITDA and Distributable Cash Flow are not presentations made in accordance with GAAP. These non-GAAP supplemental financial measures may be used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:
•our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or, in the case of Adjusted EBITDA, financing methods;
•the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;
•our ability to incur and service debt and fund capital expenditures; and
•the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
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
Maintenance capital expenditures, which are cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long-term, system operating capacity, operating income or revenue. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to maintain equipment reliability, integrity and safety and to comply with environmental laws and regulations. In addition, we designate a portion of our capital expenditures to connect new wells to maintain gathering throughput as maintenance capital expenditures to the extent such capital expenditures are necessary to maintain, over the long term, system operating capacity, operating income or revenue. Cash expenditures made solely for investment purposes will not be considered maintenance capital expenditures; or
Expansion capital expenditures, which are cash expenditures to acquire additional interests in our midstream assets and to construct new midstream infrastructure and those expenditures incurred in order to reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system operating capacity, operating income or revenue. Examples of expansion capital expenditures include the acquisition of additional interests in our DevCos and the construction, development or acquisition of additional midstream assets, in each case, to the extent such capital expenditures are expected to increase, over the long term, system operating capacity, operating income or revenue. In the future, if we make acquisitions that increase system operating capacity, operating income or revenue, the associated capital expenditures may also be considered expansion capital expenditures.
Operating Expenses
We seek to maximize the profitability of our operations by effectively managing operating expenses, including operating and maintenance expenses and costs of product sales. Operating and maintenance expenses are primarily comprised of direct labor, utility costs, insurance premiums, third party service provider costs, related property taxes and other non-income taxes, expenditures to repair, refurbish and replace facilities and to maintain equipment reliability, integrity and safety. Costs of product sales are primarily comprised of freshwater purchases, natural gas purchases under arrangements with third parties and certain related operating costs.
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
General and Administrative Expenses
We are party to a 15-year services and secondment agreement with Oasis Petroleum (the “Services and Secondment Agreement”), pursuant to which Oasis Petroleum performs certain general and administrative (“G&A”) services on our behalf, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, tax and engineering (collectively “G&A services”). In addition, Oasis Petroleum has seconded to us certain of its employees to operate, construct, manage and maintain our assets. The Services and Secondment Agreement requires us to reimburse Oasis Petroleum for direct G&A expenses incurred for the provision of these services. Oasis Petroleum charges us a combination of direct and indirect allocated charges for G&A services using certain estimates and assumptions of the expenses attributable to our operations. Management believes these estimates and assumptions are reasonable. In addition, we incur costs as a publicly traded partnership which consist primarily of accounting and audit fees, legal fees, board and director expenses, and equity-based compensation expenses.

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
The following table summarizes our revenues for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Operating results (in thousands):
Revenues
Midstream services – Oasis Petroleum	$71,452	$60,715	$10,737	$146,314	$118,344	$27,970
Midstream services – third parties	1,825	663	1,162	2,952	957	1,995
Product sales – Oasis Petroleum	24,348	3,909	20,439	40,000	7,393	32,607
Product sales – third parties	19	1,271	(1,252)	29	1,285	(1,256)
Total revenues	$97,644	$66,558	$31,086	$189,295	$127,979	$61,316
Three months ended June 30, 2019 as compared to three months ended June 30, 2018
Total midstream revenues increased $31.1 million to $97.6 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase was driven by a $19.2 million increase in product sales and an $11.9 million increase in service revenues. The increase in products sales was driven by a $16.7 million increase in natural gas product sales to Oasis Petroleum resulting from the commencement of third party natural gas purchase arrangements in the fourth quarter of 2018. In addition, there was a $2.5 million increase in freshwater product sales driven by a $3.8 million increase in freshwater product sales to Oasis Petroleum due to higher volumes, partially offset by a $1.3 million decrease in third party freshwater product sales due to lower volumes. The increase in service revenues was driven by an $11.5 million increase in natural gas service revenues due to higher gas volumes from Oasis Petroleum as a result of the start-up of our second natural gas processing plant in Wild Basin during the fourth quarter of 2018, coupled with a $1.0 million increase in crude oil service revenues due to an increase in crude oil gathering volumes in Wild Basin. This increase was partially offset by a $0.7 million decrease in produced and flowback water service revenues driven by a reduction in produced water trucking in Wild Basin.
Six months ended June 30, 2019 as compared to six months ended June 30, 2018
Total revenues increased $61.3 million to $189.3 million during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This increase was driven by a $31.3 million increase in product sales and a $30.0 million increase in service revenues. The increase in product sales was driven by a $26.8 million increase in natural gas product sales to Oasis Petroleum resulting from the commencement of third party natural gas purchase arrangements in the fourth quarter of 2018. In addition, there was a $4.5 million increase in freshwater product sales driven by a $5.7 million increase in freshwater product sales to Oasis Petroleum due to higher volumes, partially offset by a $1.2 million decrease in third party freshwater product sales due to lower volumes. The increase in service revenues was primarily due to a $27.4 million increase in natural gas service revenues due to higher gas volumes from Oasis Petroleum as a result of the start-up of our second natural gas processing plant in Wild Basin during the fourth quarter of 2018. In addition, there was a $2.4 million increase in crude oil service revenues and $0.2 million increase in produced and flowback water service revenues, primarily as a result of increased volumes from Oasis Petroleum.

Expenses and other income
The following table summarizes our operating expenses and other income and expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change

	(In thousands)
Operating expenses
Costs of product sales	$12,022	$1,641	$10,381	$20,087	$2,761	$17,326
Operating and maintenance	16,003	14,693	1,310	34,853	30,689	4,164
Depreciation and amortization	8,562	6,659	1,903	17,491	13,023	4,468
General and administrative	7,809	5,897	1,912	16,529	12,047	4,482
Total operating expenses	44,396	28,890	15,506	88,960	58,520	30,440
Operating income	53,248	37,668	15,580	100,335	69,459	30,876
Other expense
Interest expense, net of capitalized interest	(4,209)	(183)	(4,026)	(7,957)	(445)	(7,512)
Other expense	(4)	—	(4)	(4)	—	(4)
Total other expense	(4,213)	(183)	(4,030)	(7,961)	(445)	(7,516)
Net income	49,035	37,485	11,550	92,374	69,014	23,360
Less: Net income attributable to non-controlling interests	22,837	25,041	(2,204)	44,633	46,616	(1,983)
Net income attributable to Oasis Midstream Partners LP	26,198	12,444	13,754	47,741	22,398	25,343
Less: Net income attributable to General Partner	491	—	491	729	—	729
Net income attributable to limited partners	$25,707	$12,444	$13,263	$47,012	$22,398	$24,614

Three months ended June 30, 2019 as compared to three months ended June 30, 2018
Costs of product sales. Costs of product sales increased $10.4 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily driven by a $9.4 million increase in third party natural gas purchases, which commenced in the fourth quarter of 2018, coupled with a $1.0 million increase in freshwater costs as a result of an increase in freshwater delivery volumes to Oasis Petroleum.
Operating and maintenance. Operating and maintenance expenses increased $1.3 million to $16.0 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily driven by a $1.6 million increase related to higher natural gas operating and maintenance expenses driven by the start-up of our second natural gas processing plant in Wild Basin during the fourth quarter of 2018, coupled with gas plant downtime during the second quarter of 2019. This increase was partially offset by a $0.2 million decrease related to produced and flowback water operating and maintenance expenses and a $0.1 million decrease related to crude oil operating and maintenance expenses.
Depreciation and amortization. Depreciation and amortization expenses increased $1.9 million to $8.6 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily as a result of additional assets placed into service.
General and administrative (“G&A”) expenses. G&A expenses increased $1.9 million to $7.8 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily a result of an increase in allocated charges from Oasis Petroleum for G&A services as a result of organizational growth in the midstream business segment.
Interest expense, net of capitalized interest. Interest expense, net of capitalized interest, increased $4.0 million to $4.2 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase was primarily due to higher outstanding borrowings under the Revolving Credit Facility, coupled with lower capitalized interest costs due to a reduction in construction in progress as a result of our second natural gas processing plant in Wild Basin being placed in-service during the fourth quarter of 2018.

Six months ended June 30, 2019 as compared to six months ended June 30, 2018
Costs of product sales. Costs of product sales increased $17.3 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily due to a $15.5 million increase in third party natural gas purchases, which commenced in the fourth quarter of 2018, coupled with a $1.8 million increase in freshwater costs as a result of higher freshwater delivery volumes to Oasis Petroleum.
Operating and maintenance. Operating and maintenance expenses increased $4.2 million to $34.9 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily driven by a $5.4 million increase related to higher natural gas operating and maintenance expenses as a result of the start-up of our second natural gas processing plant in Wild Basin during the fourth quarter of 2018 and gas plant downtime during the second quarter of 2019. In addition, there was a $0.6 million increase in crude oil operating and maintenance expenses due to higher crude oil service volumes, partially offset by a $1.8 million decrease related to produced and flowback water operating and maintenance expenses.
Depreciation and amortization. Depreciation and amortization expenses increased $4.5 million to $17.5 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily as a result of additional assets placed into service.
G&A expenses. G&A expenses increased $4.5 million to $16.5 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily a result of an increase in allocated charges from Oasis Petroleum for G&A services as a result of organizational growth in the midstream business segment.
Interest expense, net of capitalized interest. Interest expense, net of capitalized interest, increased $7.5 million to $8.0 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily due to higher outstanding borrowings under the Revolving Credit Facility, coupled with lower capitalized interest costs due to a reduction in construction in progress as a result of our second natural gas processing plant in Wild Basin being placed in-service during the fourth quarter of 2018.
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
Our cash flows for the six months ended June 30, 2019 and 2018 are presented below:

	Six Months Ended June 30,
	2019	2018

	(In thousands)
Net cash provided by operating activities	$112,093	$116,147
Net cash used in investing activities	(130,826)	(154,988)
Net cash provided by financing activities	18,330	40,707
Increase (decrease) in cash and cash equivalents	$(403)	$1,866
Cash flows provided by operating activities
Net cash provided by operating activities was $112.1 million and $116.1 million for the six months ended June 30, 2019 and 2018, respectively. The decrease in cash flows from operating activities for the six months ended June 30, 2019, as compared to 2018, was primarily due to changes in working capital, partially offset by higher net income.
Working capital. Our working capital fluctuates primarily as a result of changes in service volumes flowing through our systems and accrued spending related to our midstream infrastructure. As of June 30, 2019, we had a working capital deficit of approximately $2.7 million. We believe we have adequate liquidity to meet our working capital requirements. As of June 30, 2019, we had $65.0 million of liquidity available, including $6.2 million in cash and cash equivalents and $58.8 million in unused borrowing capacity on our Revolving Credit Facility.

Cash flows used in investing activities
Net cash used in investing activities was $130.8 million and $155.0 million for the six months ended June 30, 2019 and 2018, respectively. The decrease in net cash used in investing activities for the six months ended June 30, 2019, as compared to 2018, was primarily attributable to lower capital spending on our midstream infrastructure in Wild Basin primarily related to our second natural gas processing plant, which was placed in-service during the fourth quarter of 2018.
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
Pursuant to the MOU, the Partnership agreed to make up to $80.0 million of capital expenditures to Bobcat DevCo that Oasis Petroleum would otherwise be required to contribute under the First A&R Bobcat LLCA. In connection with execution of the MOU, the Partnership and Oasis Petroleum amended the First A&R Bobcat LLCA and entered into the Second Amended and Restated Limited Liability Company Agreement of Bobcat DevCo LLC (the “Second A&R Bobcat LLCA”). The Second A&R Bobcat LLCA includes provisions applicable to the disproportionate capital contributions that the Partnership will make to Bobcat DevCo in connection with the 2019 Capital Expenditures Arrangement. Pursuant to the Second A&R Bobcat LLCA, upon the occurrence of a disproportionate capital contribution, the Partnership’s percentage interest and Oasis Petroleum’s percentage interest in Bobcat DevCo will be adjusted to take into account the amount of the disproportionate capital contribution. During the three and six months ended June 30, 2019, the Partnership made capital contributions to Bobcat DevCo pursuant to the 2019 Capital Expenditures Arrangement of $35.8 million and $52.8 million, respectively, and, as a result, the Partnership’s ownership interest in Bobcat DevCo increased from 25% as of December 31, 2018 to 32.5% as of June 30, 2019.
Capital expenditures. During the six months ended June 30, 2019, gross capital expenditures were $127.2 million.

Our capital expenditures are summarized in the following table for the six months ended June 30, 2019:

	1Q 2019		2Q 2019		Six Months Ended June 30, 2019

	(In thousands)
Capital expenditures	Gross	Net	Gross	Net	Gross	Net
Maintenance CapEx	$4,390	$1,667	$7,221	$3,167	$11,611	$4,834
Expansion CapEx(1)	46,088	43,557	69,526	67,698	115,614	111,255
Total CapEx (2)	$50,478	$45,224	$76,747	$70,865	$127,225	$116,089
__________________
(1) Includes capitalized interest of $0.2 million for both the three and six months ended June 30, 2019.
(2) Capital expenditures reflected in the tables above differ from capital expenditures shown in the statement of cash flows in our condensed consolidated financial statements because amounts reflected in the tables above include changes in accrued capital expenditures from the previous reporting period, while amounts presented in the statements of cash flows are presented on a cash basis.

Our capital expenditures by DevCo are summarized in the following table for the six months ended June 30, 2019:

		1Q 2019		2Q 2019		Six Months Ended June 30, 2019

		(In thousands)
DevCo	Partnership Ownership(2)	Gross	Net	Gross	Net	Gross	Net
Bighorn DevCo	100.0%	$6,955	$6,955	$5,834	$5,834	$12,789	$12,789
Bobcat DevCo	32.5%	34,533	31,965	63,771	59,986	98,304	91,951
Beartooth DevCo	70.0%	8,955	6,269	6,989	4,892	15,944	11,161
OMP Operating LLC	100.0%	35	35	153	153	188	188
Total CapEx (1)		$50,478	$45,224	$76,747	$70,865	$127,225	$116,089
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
(2) Represents the Partnership’s ownership in each DevCo as of June 30, 2019.
Cash flows provided by financing activities
Net cash provided by financing activities was $18.3 million and $40.7 million for the six months ended June 30, 2019 and 2018, respectively. The decrease in net cash provided by financing activities was primarily attributable to a $27.0 million decrease in capital contributions from non-controlling interests due to a reduction to Oasis Petroleum's ownership interests in Bobcat DevCo and Beartooth DevCo following the Partnership's acquisition of additional ownership interests in Bobcat DevCo and Beartooth DevCo in the fourth quarter of 2018, coupled with fewer capital contributions by Oasis Petroleum to Bobcat DevCo in 2019 as a result of the 2019 Capital Expenditures Arrangement. In addition, there was a $9.6 million increase in unitholder distributions related to an increase in the quarterly distribution per unit. These reductions to cash flows provided by financing activities were offset by a $12.2 million decrease in distributions to non-controlling interests due to a reduction to Oasis Petroleum's ownership interests in Bobcat DevCo and Beartooth DevCo following the Partnership's acquisition of additional ownership interests in Bobcat DevCo and Beartooth DevCo in the fourth quarter of 2018, coupled with an increase of $3.0 million in net borrowings under the Revolving Credit Facility.
Revolving credit facility. The aggregate amount of commitments under the Revolving Credit Facility were $475.0 million as of June 30, 2019. The Revolving Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures. At June 30, 2019, $408.0 million of borrowings were outstanding under the Revolving Credit Facility at a weighted average interest rate of 4.2%, and there was an $8.2 million outstanding letter of credit. The unused borrowing capacity on the Revolving Credit Facility was $58.8 million as of June 30, 2019.

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
The Partnership was in compliance with the financial covenants under the Revolving Credit Facility at June 30, 2019.
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
On August 6, 2019, the Board of Directors of the General Partner declared the quarterly distribution for the second quarter of 2019 of $0.49 per unit. In addition, the General Partner will receive a cash distribution of $0.5 million attributable to IDRs related to earnings for the second quarter of 2019. These distributions will be payable on August 28, 2019 to unitholders of record as of August 16, 2019.
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

The following table presents a reconciliation of the GAAP financial measure of interest expense, net of capitalized interest, to the non-GAAP financial measure of Cash Interest for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Interest expense, net of capitalized interest	$4,209	$183	$7,957	$445
Capitalized interest	153	1,362	188	2,197
Amortization of deferred financing costs	(226)	(117)	(417)	(233)
Cash Interest	4,136	1,428	7,728	2,409
Less: Cash Interest attributable to non-controlling interests(1)	(3)	—	(5)	—
Cash Interest attributable to Oasis Midstream Partners LP	$4,133	$1,428	$7,723	$2,409
__________________
(1) Amounts represent Cash Interest attributable to non-controlling interests associated with finance leases.
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

The following table presents reconciliations of the GAAP financial measures of net income and net cash provided by operating activities to the non-GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Net income	$49,035	$37,485	$92,374	$69,014
Depreciation and amortization	8,562	6,659	17,491	13,023
Equity-based compensation expense	100	103	219	166
Interest expense, net of capitalized interest	4,209	183	7,957	445
Adjusted EBITDA	61,906	44,430	118,041	82,648
Less: Adjusted EBITDA attributable to non-controlling interests	25,836	28,015	50,483	52,511
Adjusted EBITDA attributable to Oasis Midstream Partners LP	36,070	16,415	67,558	30,137
Less:
Cash Interest attributable to Oasis Midstream Partners LP	4,133	1,428	7,723	2,409
Maintenance capital expenditures attributable to Oasis Midstream Partners LP	3,167	497	4,834	1,293
Distributable Cash Flow attributable to Oasis Midstream Partners LP	$28,770	$14,490	$55,001	$26,435

Net cash provided by operating activities	$56,043	$41,396	$112,093	$116,147
Interest expense, net of capitalized interest	4,209	183	7,957	445
Changes in working capital	1,880	2,841	(1,592)	(33,840)
Other non-cash adjustments	(226)	10	(417)	(104)
Adjusted EBITDA	61,906	44,430	118,041	82,648
Less: Adjusted EBITDA attributable to non-controlling interests	25,836	28,015	50,483	52,511
Adjusted EBITDA attributable to Oasis Midstream Partners LP	36,070	16,415	67,558	30,137
Less:
Cash Interest attributable to Oasis Midstream Partners LP	4,133	1,428	7,723	2,409
Maintenance capital expenditures attributable to Oasis Midstream Partners LP	3,167	497	4,834	1,293
Distributable Cash Flow attributable to Oasis Midstream Partners LP	$28,770	$14,490	$55,001	$26,435

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
Concentration of customer credit risk. We are dependent on Oasis Petroleum as our most significant customer, and we expect to derive a substantial majority of our revenues from Oasis Petroleum for the foreseeable future. As a result, any event, whether in our dedicated areas or otherwise, that adversely affects Oasis Petroleum’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Further, we are subject to the risk of non-payment or non-performance by Oasis Petroleum. We cannot predict the extent to which Oasis Petroleum’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Oasis Petroleum’s ability to execute its drilling and development program or to perform under our agreements. Any material non-payment or non-performance by Oasis Petroleum could reduce our ability to make distributions to our unitholders. We did not experience any significant defaults on accounts receivable for the six months ended June 30, 2019.
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
Interest rate risk. We have a Revolving Credit Facility which provides for an aggregate commitment amount of $475.0 million as of June 30, 2019. At June 30, 2019, we had $408.0 million of borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the credit agreement) or (ii) with respect to ABR Loans, the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (c) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the credit agreement). The applicable margin for borrowings under the Revolving Credit Facility is based on the Partnership’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%.
At June 30, 2019, the outstanding borrowings under our Revolving Credit Facility bore interest at LIBOR plus a 1.75% margin. We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in efforts to reduce interest rate expense related to debt issued under our Revolving Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at June 30, 2019.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 2, 2019, Oasis Petroleum, OPNA, Oasis Midstream Services LLC, Oasis Midstream Partners LP, Bighorn DevCo LLC, Bobcat DevCo LLC and Beartooth DevCo LLC (collectively “Oasis Entities”) counterclaimed against Mirada for a judgment declaring that Oasis Entities are not obligated to purchase, manage, gather, transport, compress, process, market, sell or otherwise handle Mirada’s proportionate share of oil and gas produced from OPNA-operated wells. The counterclaim also seeks attorney’s fees, costs and expenses.
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
From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for certain publicly traded partnerships. For example, the “Clean Energy for America Act”, which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal Section 7704(d)(1)(E) of the Code, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.
Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

10.1	Second Amendment to Credit Agreement, dated as of May 6, 2019 among Oasis Midstream Partners LP, as Parent, OMP Operating LLC, as Borrower, the Other Credit Parties party thereto, Wells Fargo Bank, N.A., as Administrative Agent and the Lenders thereto, (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed by the Partnership on May 8, 2019).

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.SCH(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Labels Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.
___________________
(a)  Filed herewith.
(b)  Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OASIS MIDSTREAM PARTNERS LP
By: OMP GP LLC, its general partner
Date:	August 8, 2019	By:	/s/ Taylor L. Reid
Taylor L. Reid
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Richard N. Robuck
Richard N. Robuck
Senior Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)