Form 10-Q
period 2019-09-30
Oasis Midstream Partners LP
filed 2019-11-06
CIK 1652133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

At October 31, 2019, there were 33,795,196 units representing limited partner interests (consisting of 20,045,196 common units and 13,750,000 subordinated units) outstanding.

OASIS MIDSTREAM PARTNERS LP

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2019	December 31, 2018

	(In thousands, except unit data)
ASSETS
Current assets
Cash and cash equivalents	$4,672	$6,649
Accounts receivable	7,793	2,481
Accounts receivable – Oasis Petroleum	77,393	80,805
Prepaid expenses	964	1,418
Other current assets	1,810	22
Total current assets	92,632	91,375
Property, plant and equipment	1,089,696	933,155
Less: accumulated depreciation and amortization	(89,129)	(62,730)
Total property, plant and equipment, net	1,000,567	870,425
Operating lease right-of-use assets	5,945	—
Other assets	3,383	2,452
Total assets	$1,102,527	$964,252

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$2,855	$2,180
Accounts payable – Oasis Petroleum	26,769	33,014
Accrued liabilities	47,533	57,657
Accrued interest payable	273	442
Current operating lease liabilities	2,973	—
Other current liabilities	9	—
Total current liabilities	80,412	93,293
Long-term debt	431,000	318,000
Asset retirement obligations	1,596	1,514
Operating lease liabilities	2,979	—
Other liabilities	557	—
Total liabilities	516,544	412,807
Commitments and contingencies (Note 9)
Equity
Limited partners
Common units (20,045,196 and 20,029,026 issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	213,468	192,581
Subordinated units (13,750,000 units issued and outstanding at September 30, 2019 and December 31, 2018)	57,989	45,937
General Partner	745	112
Total partners’ equity	272,202	238,630
Non-controlling interests	313,781	312,815
Total equity	585,983	551,445
Total liabilities and equity	$1,102,527	$964,252
The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands, except per unit data)
Revenues
Midstream services – Oasis Petroleum	$78,327	$65,674	$224,641	$184,103
Midstream services – third parties	1,840	567	4,792	1,438
Product sales – Oasis Petroleum	20,517	3,189	60,517	10,591
Product sales – third parties	9	2,037	38	3,314
Total revenues	100,693	71,467	289,988	199,446
Operating expenses
Costs of product sales	7,001	2,704	27,088	5,465
Operating and maintenance	17,316	17,112	52,169	47,801
Depreciation and amortization	8,983	7,189	26,474	20,212
General and administrative	7,579	5,449	24,108	17,496
Total operating expenses	40,879	32,454	129,839	90,974
Operating income	59,814	39,013	160,149	108,472
Other expense
Interest expense, net of capitalized interest	(4,512)	(163)	(12,469)	(608)
Other expense	—	(15)	(4)	(15)
Total other expense	(4,512)	(178)	(12,473)	(623)
Net income	55,302	38,835	147,676	107,849
Less: Net income attributable to non-controlling interests	23,866	26,459	68,499	73,075
Net income attributable to Oasis Midstream Partners LP	31,436	12,376	79,177	34,774
Less: Net income attributable to General Partner	745	—	1,474	—
Net income attributable to limited partners	$30,691	$12,376	$77,703	$34,774
Earnings per limited partner unit (Note 12)
Common units – basic	$0.91	$0.45	$2.30	$1.27
Common units – diluted	0.91	0.45	2.30	1.26
Weighted average number of limited partners units outstanding (Note 12)
Common units – basic	20,027	13,751	20,022	13,750
Common units – diluted	20,038	13,769	20,039	13,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Partnership
	Common Units	Subordinated Units	General Partner	Non-controlling Interests	Total

	(In thousands)
Balance as of December 31, 2018	$192,581	$45,937	$112	$312,815	$551,445
Contributions from non-controlling interests	—	—	—	2,532	2,532
Distributions to non-controlling interests	—	—	—	(21,922)	(21,922)
Distributions to unitholders	(9,020)	(6,188)	(112)	—	(15,320)
Equity-based compensation	119	—	—	—	119
Other	2,881	(79)	—	(2,977)	(175)
Net income	12,630	8,675	238	21,796	43,339
Balance as of March 31, 2019	199,191	48,345	238	312,244	560,018
Contributions from non-controlling interests	—	—	—	1,709	1,709
Distributions to non-controlling interests	—	—	—	(21,659)	(21,659)
Distributions to unitholders	(9,421)	(6,463)	(238)	—	(16,122)
Equity-based compensation	100	—	—	—	100
Other	(102)	(115)	—	—	(217)
Net income	15,241	10,466	491	22,837	49,035
Balance as of June 30, 2019	205,009	52,233	491	315,131	572,864
Contributions from non-controlling interests	—	—	—	870	870
Distributions to non-controlling interests	—	—	—	(26,086)	(26,086)
Distributions to unitholders	(9,823)	(6,737)	(491)	—	(17,051)
Equity-based compensation	84	—	—	—	84
Net income	18,198	12,493	745	23,866	55,302
Balance as of September 30, 2019	$213,468	$57,989	$745	$313,781	$585,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(UNAUDITED)

	Partnership
	Common Units	Subordinated Units	General Partner	Non-controlling Interests	Total

	(In thousands)
Balance as of December 31, 2017	$167,401	$79,173	$—	$313,446	$560,020
Contributions from non-controlling interests	—	—	—	23,565	23,565
Distributions to non-controlling interests	—	—	—	(38,316)	(38,316)
Distributions to unitholders	(5,498)	(5,493)	—	—	(10,991)
Equity-based compensation	63	—	—	—	63
Net income	4,977	4,977	—	21,575	31,529
Balance as of March 31, 2018	166,943	78,657	—	320,270	565,870
Contributions from non-controlling interests	—	—	—	16,097	16,097
Distributions to non-controlling interests	—	—	—	(17,441)	(17,441)
Distributions to unitholders	(5,406)	(5,397)	—	—	(10,803)
Equity-based compensation	103	—	—	—	103
Other	(128)	—	—	—	(128)
Net income	6,222	6,222	—	25,041	37,485
Balance as of June 30, 2018	167,734	79,482	—	343,967	591,183
Contributions from non-controlling interests	—	—	—	83,016	83,016
Distributions to non-controlling interests	—	—	—	(47,308)	(47,308)
Distributions to unitholders	(5,650)	(5,636)	—	—	(11,286)
Equity-based compensation	114	—	—	—	114
Net income	6,189	6,187	—	26,459	38,835
Balance as of September 30, 2018	$168,387	$80,033	$—	$406,134	$654,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018

	(In thousands)
Cash flows from operating activities:
Net income	$147,676	$107,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,474	20,212
Equity-based compensation expenses	303	280
Deferred financing costs amortization	660	235
Working capital and other changes:
Change in accounts receivable	(1,255)	8,747
Change in prepaid expenses	454	682
Change in accounts payable and accrued liabilities	(2,173)	18,895
Change in other assets and liabilities, net	(1,953)	—
Net cash provided by operating activities	170,186	156,900
Cash flows from investing activities:
Capital expenditures	(170,850)	(219,819)
Net cash used in investing activities	(170,850)	(219,819)
Cash flows from financing activities:
Capital contributions from non-controlling interests	5,111	115,502
Distributions to non-controlling interests	(69,667)	(103,065)
Distributions to unitholders	(48,493)	(33,080)
Deferred financing costs	(811)	(331)
Proceeds from revolving credit facility	118,000	123,000
Principal payments on revolving credit facility	(5,000)	(35,000)
Other	(453)	—
Net cash provided by (used in) financing activities	(1,313)	67,026
Increase (decrease) in cash and cash equivalents	(1,977)	4,107
Cash:
Beginning of period	6,649	883
End of period	$4,672	$4,990
Supplemental non-cash transactions:
Change in accrued capital expenditures	$(13,690)	$(4,520)
Change in asset retirement obligations	81	180
Reimbursement of capital expenditures from Oasis Petroleum	—	7,176

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
As of September 30, 2019, the Partnership’s assets and ownership interests in the DevCos were as follows:

DevCos	Areas Served	Service Lines	Partnership Ownership
Bighorn DevCo	Wild Basin South Nesson	–Natural gas processing –Crude oil stabilization –Crude oil blending –Crude oil and natural gas liquids storage –Crude oil transportation	100.0%
Bobcat DevCo	Wild Basin South Nesson	–Natural gas gathering –Natural gas compression –Gas lift –Crude oil gathering –Produced and flowback water gathering –Produced and flowback water disposal	34.4%
Beartooth DevCo	Alger Cottonwood Hebron Indian Hills Red Bank Wild Basin	–Produced and flowback water gathering –Produced and flowback water disposal –Freshwater supply and distribution	70.0%
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
The Partnership is not a taxable entity for United States federal income tax purposes and is not subject to income tax in any states in which the Partnership operates, as of September 30, 2019. As taxes are generally borne by its partners through the allocation of taxable income, the Partnership does not record deferred taxes related to the aggregate difference in the basis of its assets for financial and tax reporting purposes.
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
The Partnership has determined that Bighorn DevCo and Beartooth DevCo are not VIEs due to OMP Operating’s 100% and 70% ownership interest in Bighorn DevCo and Beartooth DevCo, respectively, which is proportional to its voting rights through its controlling interests. The Partnership has a controlling financial interest in Bighorn DevCo and Beartooth DevCo, through its 100% ownership interest in OMP Operating and is required to consolidate Bighorn DevCo and Beartooth DevCo in its financial statements under the voting interest consolidation model.
Non-controlling interests. The non-controlling interests represent OMS’s retained ownership interests in Bobcat DevCo and Beartooth DevCo of 65.6% and 30%, respectively, as of September 30, 2019.
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

3. Revenue Recognition
Disaggregation of revenues
The following table presents revenues associated with contracts with customers for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Service revenues
Crude oil and natural gas revenues	$49,553	$34,347	$143,434	$98,489
Produced and flowback water revenues	30,614	31,893	85,999	87,052
Total service revenues	80,167	66,240	229,433	185,541
Product revenues
Natural gas and NGL revenues	15,388	—	42,246	—
Freshwater revenues	5,138	5,227	18,309	13,905
Total product revenues	20,526	5,227	60,555	13,905
Total revenues	$100,693	$71,467	$289,988	$199,446
Prior period performance obligations
The Partnership records revenue when the performance obligations under the terms of its customer contracts are satisfied. The Partnership measures the satisfaction of its performance obligations using the output method based upon the volume of crude oil, natural gas or water that flows through its systems. In certain cases, the Partnership is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Such differences have historically not been significant. For the three and nine months ended September 30, 2019 and 2018, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
Contract balances
Contract balances are the result of timing differences between revenue recognition, billings and cash collections. Contract liabilities are recorded for consideration received from customers primarily related to (i) temporary deficiency quantities under minimum volume commitments which are recognized as revenue when the customer makes up the volumes or the deficiency makeup period expires and (ii) aid in construction payments received from customers which are recognized as revenue over the expected period of future benefit. The Partnership does not recognize contract assets or contract liabilities under its customer contracts for which invoicing occurs once the Partnership’s performance obligations have been satisfied and payment is unconditional. No material contract balances were recorded in the condensed consolidated financial statements at September 30, 2019 or December 31, 2018.
Remaining performance obligations
The following table presents estimated revenue allocated to remaining performance obligations for contracted revenues that are unsatisfied (or partially satisfied) as of September 30, 2019:

(In thousands)
2019 (excluding the nine months ended September 30, 2019)	$3,555
2020	22,697
2021	27,272
2022	19,244
2023	12,624
Thereafter	14,642
Total	$100,034
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
Expenses. Oasis Petroleum provides substantial labor and overhead support for the Partnership pursuant to a 15-year services and secondment agreement (the “Services and Secondment Agreement”). Oasis Petroleum performs centralized corporate, general and administrative services for the Partnership, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, tax and engineering. Oasis Petroleum has also seconded to the Partnership certain of its employees to operate, construct, manage and maintain its assets. The Partnership reimburses Oasis Petroleum for direct and allocated general and administrative expenses incurred by Oasis Petroleum for the provision of these services. The expenses of executive officers and non-executive employees of Oasis Petroleum are allocated to the Partnership based on the amount of time spent managing its business and operations. The Partnership’s general and administrative expenses include $6.7 million and $4.5 million from affiliate transactions with Oasis Petroleum for the three months ended September 30, 2019 and 2018, respectively, and include $21.5 million and $15.3 million from affiliate transactions with Oasis Petroleum for the nine months ended September 30, 2019 and 2018, respectively.
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
Pursuant to the MOU, the Partnership agreed to make up to $80.0 million of capital expenditures to Bobcat DevCo that Oasis Petroleum would otherwise be required to contribute under the First A&R Bobcat LLCA. In connection with execution of the MOU, the Partnership and Oasis Petroleum amended the First A&R Bobcat LLCA and entered into the Second Amended and Restated Limited Liability Company Agreement of Bobcat DevCo LLC (the “Second A&R Bobcat LLCA”). The Second A&R Bobcat LLCA includes provisions applicable to the disproportionate capital contributions that the Partnership will make to Bobcat DevCo in connection with the 2019 Capital Expenditures Arrangement. Pursuant to the Second A&R Bobcat LLCA, upon the occurrence of a disproportionate capital contribution, the percentage interests of the Partnership and Oasis Petroleum in Bobcat DevCo will be adjusted to take into account the amount of the disproportionate capital contribution. During the three and nine months ended September 30, 2019, the Partnership made capital contributions to Bobcat DevCo pursuant to the 2019 Capital Expenditures Arrangement of $13.4 million and $66.2 million, respectively. As a result, the Partnership’s ownership interest in Bobcat DevCo increased from 25% as of December 31, 2018 to 34.4% as of September 30, 2019.
5. Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2019	December 31, 2018

	(In thousands)
Accrued capital costs	$29,264	$42,953
Accrued operating expenses	17,219	13,539
Other accrued liabilities	1,050	1,165
Total accrued liabilities	$47,533	$57,657

6. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	September 30, 2019	December 31, 2018

	(In thousands)
Pipelines	$481,145	$395,087
Natural gas processing plants	293,775	278,680
Produced and flowback water facilities	109,098	95,119
Compressor stations	142,723	126,019
Other property and equipment	34,074	33,829
Construction in progress	28,881	4,422
Total property, plant and equipment	1,089,696	933,155
Less: accumulated depreciation and amortization	(89,129)	(62,730)
Total property, plant and equipment, net	$1,000,567	$870,425

7. Long-Term Debt
The Partnership has a revolving credit facility with OMP Operating as borrower (the “Revolving Credit Facility”), which is available to fund working capital and to finance acquisitions and other capital expenditures of the Partnership. On May 6, 2019, the Partnership entered into the Second Amendment to the Credit Agreement governing its Revolving Credit Facility to (i) increase the aggregate amount of commitments from $400.0 million to $475.0 million; (ii) provide for the ability to further increase commitments to $675.0 million; and (iii) add a new lender to the bank group. On August 16, 2019, the Partnership entered into the Third Amendment to the Credit Agreement governing its Revolving Credit Facility to (i) increase the aggregate amount of commitments from $475.0 million to $575.0 million and (ii) provide for the ability to further increase commitments to $775.0 million. As of September 30, 2019, the aggregate amount of commitments under the Revolving Credit Facility were $575.0 million. The Revolving Credit Facility matures on September 25, 2022.
At September 30, 2019, the Partnership had $431.0 million of borrowings outstanding under the Revolving Credit Facility, at a weighted average interest rate of 4.1%, and an $8.2 million outstanding letter of credit, resulting in an unused borrowing capacity of $135.8 million. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%. The fair value of the Revolving Credit Facility approximates book value since borrowings under the Revolving Credit Facility bear interest at rates which are tied to current market rates.
The Partnership was in compliance with the financial covenants under the Revolving Credit Facility at September 30, 2019.
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

The following table sets forth the Partnership’s components of lease costs for the periods presented:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

	(In thousands)
Operating lease costs	$624	$2,411
Variable lease costs (1)	2	105
Short-term lease costs	49	144
Finance lease costs:
Amortization of ROU assets	8	19
Interest on lease liabilities	6	14
Total lease costs	$689	$2,693
__________________
(1) Based on payments made by the Partnership to lessors for the right to use an underlying asset that vary because of changes in circumstances occurring after the commencement date, other than the passage of time, such as property taxes, operating and maintenance costs.
The operating lease costs disclosed above are included in operating and maintenance expenses on the Partnership’s Condensed Consolidated Statements of Operations. The finance lease costs for the amortization of ROU assets and the interest on lease liabilities disclosed above are included in depreciation and amortization and interest expense, net of capitalized interest, respectively, on the Partnership’s Condensed Consolidated Statements of Operations.
As of September 30, 2019, maturities of the Partnership’s lease liabilities are as follows:

	Operating Leases	Finance Leases

	(In thousands)
2019 (excluding the nine months ended September 30, 2019)	$788	$5
2020	3,150	21
2021	1,530	45
2022	743	45
2023	—	45
Thereafter	—	684
Total future lease payments	6,211	845
Less: Imputed interest	259	279
Present value of future lease payments	$5,952	$566

As of December 31, 2018, the Partnership's future minimum annual rental commitments under non-cancelable leases under ASC 840 were as follows:

(In thousands)
2019	$736
2020	—
2021	—
2022	—
2023	—
Thereafter	—
Total future minimum lease payments	$736

Supplemental balance sheet information related to the Partnership’s leases are as follows:

	Balance Sheet Classification	September 30, 2019
		(In thousands)
Assets
Operating lease assets	Operating lease right-of-use assets	$5,945
Finance lease assets	Other assets	643
Total lease assets		$6,588
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$2,973
Finance lease liabilities	Other current liabilities	9
Long-term
Operating lease liabilities	Operating lease liabilities	2,979
Finance lease liabilities	Other liabilities	557
Total lease liabilities		$6,518

Supplemental cash flow information and non-cash transactions related to the Partnership’s leases are as follows:

September 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,021
Operating cash flows from finance leases	14
Financing cash flows from finance leases	59
ROU assets obtained in exchange for lease obligations
Operating leases	$4,109
Finance leases	654

Weighted-average remaining lease terms and discount rates for the Partnership’s leases are as follows:

As of September 30, 2019
Operating Leases
Weighted average remaining lease term	2.2 years
Weighted average discount rate	4.1%
Finance Leases
Weighted average remaining lease term	19.5 years
Weighted average discount rate	4.3%

9. Commitments and Contingencies
The Partnership has various contractual obligations in the normal course of its operations. As of September 30, 2019, there have been no material changes to the Partnership’s future commitments as disclosed in Note 10 — Commitments and Contingencies in the Partnership’s 2018 Annual Report, except as noted below.
Volume commitment agreements. As of September 30, 2019, the Partnership had certain agreements with an aggregate requirement to either deliver or purchase a minimum quantity of approximately 15.0 million barrels of water, prior to any applicable volume credits, within specified timeframes, all of which are ten years or less. The estimable future commitments under these agreements were approximately $9.2 million as of September 30, 2019. The commitments under these arrangements are not recorded in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2019.

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
Mirada litigation. On March 23, 2017, Mirada Energy, LLC, Mirada Wild Basin Holding Company, LLC and Mirada Energy Fund I, LLC (collectively, “Mirada”) filed a lawsuit against Oasis Petroleum, Oasis Petroleum North America LLC (“OPNA”), and OMS, seeking monetary damages in excess of $100 million, declaratory relief, attorneys’ fees and costs (Mirada Energy, LLC, et al. v. Oasis Petroleum North America LLC, et al.; in the 334th Judicial District Court of Harris County, Texas; Case Number 2017-19911). Mirada asserts that it is a working interest owner in certain acreage owned and operated by Oasis Petroleum in Wild Basin. Specifically, Mirada asserts that Oasis Petroleum has breached certain agreements by: (1) failing to allow Mirada to participate in Oasis Petroleum’s midstream operations in Wild Basin; (2) refusing to provide Mirada with information that Mirada contends is required under certain agreements and failing to provide information in a timely fashion; (3) failing to consult with Mirada and failing to obtain Mirada’s consent prior to drilling more than one well at a time in Wild Basin; and (4) overstating the estimated costs of proposed well operations in Wild Basin. Mirada seeks a declaratory judgment that Oasis Petroleum be removed as operator in Wild Basin at Mirada’s election and that Mirada be allowed to elect a new operator; certain agreements apply to Oasis Petroleum and Mirada and Wild Basin with respect to this dispute; Oasis Petroleum be required to provide all information within its possession regarding proposed or ongoing operations in Wild Basin; and Oasis Petroleum not be permitted to drill, or propose to drill, more than one well at a time in Wild Basin without obtaining Mirada’s consent. Mirada also seeks a declaratory judgment with respect to Oasis Petroleum’s current midstream operations in Wild Basin. Specifically, Mirada seeks a declaratory judgment that Mirada has a right to participate in Oasis Petroleum’s Wild Basin midstream operations, consisting of produced and flowback water disposal, crude oil gathering and natural gas gathering and processing; that, upon Mirada’s election to participate, Mirada is obligated to pay its proportionate costs of Oasis Petroleum’s midstream operations in Wild Basin; and that Mirada would then be entitled to receive a share of revenues from the midstream operations and would not be charged any amount for its use of these facilities for production from the “Contract Area.”
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
On February 2, 2018 and February 16, 2018, Mirada filed a second and third amended petition, respectively. In these filings, Mirada alleged new legal theories for being entitled to enforce the underlying contracts, and added Bighorn DevCo, Bobcat DevCo and Beartooth DevCo as defendants, asserting that these entities were created in bad faith in an effort to avoid contractual obligations owed to Mirada.
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
Oasis Petroleum believes that Mirada’s claims are without merit, that Oasis Petroleum has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements that do not apply to Oasis Petroleum. Oasis Petroleum filed answers denying all of Mirada’s claims and intends to continue to vigorously defend against Mirada’s claims.
On July 2, 2019, Oasis Petroleum, OPNA, OMS, the Partnership, Bighorn DevCo, Bobcat DevCo and Beartooth DevCo (collectively “Oasis Entities”) counterclaimed against Mirada for a judgment declaring that Oasis Entities are not obligated to purchase, manage, gather, transport, compress, process, market, sell or otherwise handle Mirada’s proportionate share of oil and gas produced from OPNA-operated wells. The counterclaim also seeks attorney’s fees, costs and expenses.
On November 1, 2019, Mirada filed a sixth amended petition that stated that Mirada seeks in excess of $200 million in damages and asserted that OMS is an agent of OPNA and OPNA, OMS, the Partnership, Bighorn DevCo, Bobcat DevCo and Beartooth DevCo are agents of Oasis Petroleum. Mirada also changed its allegation that it may elect a new operator to allege that Mirada may remove Oasis Petroleum as operator.
On November 1, 2019, the Oasis Entities amended their counterclaim against Mirada for a judgment declaring that a provision in one of the agreements does not incorporate by reference any provisions in a certain participation agreement and joint operating agreement. The additional counterclaim also seeks attorney’s fees, costs and expenses. On the same day, the Oasis Entities filed an amended answer asserting additional defenses against Mirada’s claims.
Discovery is ongoing, and each of the parties has made a number of procedural filings and motions, and additional filings and motions can be expected over the course of the claim. Trial is scheduled for February 2020. Neither the Partnership nor Oasis

Petroleum can predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to the Partnership’s or Oasis Petroleum’s interests, or if the Partnership or Oasis Petroleum were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on the Partnership's business, results of operations, financial condition and cash flows. Such an adverse determination could materially impact Oasis Petroleum’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in Oasis Petroleum’s midstream operations could materially reduce the interests of Oasis Petroleum and the Partnership in the Partnership’s current assets and future midstream opportunities and related revenues in Wild Basin. Under the Omnibus Agreement the Partnership entered into with Oasis Petroleum in connection with the closing of the initial public offering, Oasis Petroleum agreed to indemnify the Partnership for any losses resulting from this litigation. However, the Partnership cannot guarantee that such indemnity will fully protect the Partnership from the adverse consequences of any adverse ruling.
Solomon litigation. On or about August 28, 2019, Oasis Petroleum LLC, a wholly-owned subsidiary of Oasis Petroleum (“OP LLC”), was named as a defendant in the lawsuit styled Andrew Solomon, on behalf of himself and those similarly situated vs. Oasis Petroleum, LLC, pending in the United States District Court for the Western District of North Dakota. The lawsuit alleged violations of the federal Fair Labor Standards Act (the “FLSA”) and Title 29 of the North Dakota Century Code (“Title 29”) as the result of OP LLC’s alleged practice of paying the plaintiff and similarly situated current and former employees overtime at rates less than required by applicable law, or failing to pay for certain overtime hours worked. The lawsuit requested that: (i) its federal claims be advanced as a collective action, with a class of all operators, technicians, and all other employees in substantially similar positions employed by OP LLC who were paid hourly for at least one week during the three year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or eight or more hours on at least one workday; and (ii) its state claims be advanced as a class action, with a class of all operators, technicians, and all other employees in substantially similar positions employed by OP LLC in North Dakota during the two year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or worked eight or more hours in a day on at least one workday. No motion has been filed for class certification, and the Partnership cannot predict whether such motion will be filed or a class certified.
Oasis Petroleum believes that Mr. Solomon’s claims are without merit and that OP LLC has complied with its obligations under the FLSA and Title 29. OP LLC has filed an answer denying all of Mr. Solomon’s claims and intends to vigorously defend against the claims. The Partnership cannot predict or guarantee the ultimate outcome or resolutions of such matter. If such matter were to be determined adversely to Oasis Petroleum’s interests, or if Oasis Petroleum were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on the Partnership’s business, financial condition, results of operations or cash flows.
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
As of September 30, 2019, the aggregate number of common units that may be issued pursuant to any and all awards under the LTIP is equal to 2,455,408 common units, subject to adjustment due to recapitalization or reorganization, or related to forfeitures or expiration of awards, as provided under the LTIP. On January 1 of each calendar year following the adoption and prior to the expiration of the LTIP, the total number of common units that may be issued pursuant to the LTIP automatically increases by a number of common units equal to one percent of the number of common units outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31 (calculated by adding to the number of common units outstanding, all outstanding securities convertible into common units on such date on an as converted basis).

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
No phantom unit awards were granted under the LTIP during the nine months ended September 30, 2019. Equity-based compensation expense related to phantom unit awards is recorded on the Condensed Consolidated Balance Sheets in accounts receivable from Oasis Petroleum, for the portion which will be reimbursed from Oasis Petroleum, and accrued liabilities, for the portion which will be paid to award holders. Equity-based compensation expense recorded on the Condensed Consolidated Balance Sheets related to phantom unit awards was $0.5 million and $0.1 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, unrecognized equity-based compensation expense for all outstanding phantom units was $0.4 million, which is expected to be recognized over a weighted average period of 1.2 years.
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
During the nine months ended September 30, 2019, certain independent directors of the Partnership were granted 16,170 restricted unit awards which vest over a one-year period with a weighted-average grant date fair value of $18.57 per common unit. Equity-based compensation expense recorded for restricted unit awards was $0.1 million for the three months ended September 30, 2019 and $0.1 million for the three months ended September 30, 2018. Equity-based compensation expense recorded for restricted unit awards was $0.3 million for the nine months ended September 30, 2019 and $0.3 million for the nine months ended September 30, 2018. Equity-based compensation expense is included in general and administrative expenses on the Partnership’s Condensed Consolidated Statements of Operations.
11. Partnership Equity and Distributions
Cash distributions. On November 5, 2019, the Board of Directors of the General Partner declared the quarterly cash distribution for the third quarter of 2019 of $0.515 per unit. This distribution will be payable on November 27, 2019, to unitholders of record as of November 15, 2019. In addition, the General Partner will receive a cash distribution of $0.7 million attributable to the incentive distribution rights (“IDRs”) related to the earnings for the third quarter of 2019.
The following table details the distributions paid in respect of each period in which the distributions were earned for the following periods:

				Distributions
				Limited Partners		General Partner
Period	Record Date	Distribution Date	Distribution per limited partner unit	Common units	Subordinated units	IDRs

				(In thousands)
Q1 2018	May 17, 2018	May 29, 2018	$0.3925	$5,406	$5,397	$—
Q2 2018	August 16, 2018	August 28, 2018	0.41	5,649	5,638	—
Q3 2018	November 9, 2018	November 27, 2018	0.43	5,925	5,913	—
Q4 2018	February 15, 2019	February 28, 2019	0.45	9,020	6,188	112
Q1 2019	May 17, 2019	May 29, 2019	0.47	9,421	6,463	238
Q2 2019	August 16, 2019	August 28, 2019	0.49	9,822	6,738	491
Q3 2019	November 15, 2019	November 27, 2019	0.515	10,323	7,081	745
__________________
(1) The cash distribution for the three months ended September 30, 2019 was determined based upon the number of units outstanding at October 31, 2019.

Minimum quarterly distribution. The Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) requires that all of the Partnership’s available cash be distributed quarterly. Under the current cash distribution policy, the Partnership intends to distribute to the holders of common units and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.3750 per unit, or $1.50 on an annualized basis, to the extent the Partnership has sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to the General Partner and its affiliates.
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
•for the same four-quarter period, the “adjusted operating surplus” (as defined in the Partnership Agreement) equaled or exceeded 150% of the sum of the minimum quarterly distribution multiplied by the total number of common units and subordinated units outstanding during each quarter on a fully diluted weighted average basis, plus the related distribution on the IDRs; and
•there are no arrearages in payment of the minimum quarterly distributions on the common units.
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

The following tables present the calculation of earnings per limited partner unit under the two-class method for each period presented:

	Three Months Ended September 30, 2019
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total

	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP
Distribution declared	$745	$10,323	$7,081	$18,149
Undistributed earnings attributable to Oasis Midstream Partners LP	—	7,878	5,409	13,287
Net income attributable to Oasis Midstream Partners LP	$745	$18,201	$12,490	$31,436

Weighted average limited partners units outstanding
Basic		20,027
Diluted		20,038

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic and diluted		$0.91

Anti-dilutive restricted units		7

	Nine Months Ended September 30, 2019
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total

	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP
Distribution declared	$1,474	$29,567	$20,281	$51,322
Undistributed earnings attributable to Oasis Midstream Partners LP	—	16,514	11,341	27,855
Net income attributable to Oasis Midstream Partners LP	$1,474	$46,081	$31,622	$79,177

Weighted average limited partners units outstanding
Basic		20,022
Diluted		20,039

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic and diluted		$2.30

Anti-dilutive restricted units		5

	Three Months Ended September 30, 2018
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total

	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP
Distribution declared	$—	$5,925	$5,913	$11,838
Undistributed earnings attributable to Oasis Midstream Partners LP	—	269	269	538
Net income attributable to Oasis Midstream Partners LP	$—	$6,194	$6,182	$12,376

Weighted average limited partners units outstanding
Basic		13,751
Diluted		13,769

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic and diluted		$0.45

Anti-dilutive restricted units		8

	Nine Months Ended September 30, 2018
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total

	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP
Distribution declared	$—	$16,980	$16,948	$33,928
Undistributed earnings attributable to Oasis Midstream Partners LP	—	423	423	846
Net income attributable to Oasis Midstream Partners LP	$—	$17,403	$17,371	$34,774

Weighted average limited partners units outstanding
Basic		13,750
Diluted		13,764

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$1.27
Diluted		1.26

Anti-dilutive restricted units		8

13. Subsequent Events
Effective November 1, 2019, Oasis Petroleum agreed to assign to Panther DevCo LLC (“Panther DevCo”), an indirect, wholly-owned subsidiary of the Partnership, certain crude oil gathering and produced water gathering and disposal assets (the “Delaware Midstream Assets”) under development to support Oasis Petroleum’s production in the Delaware Basin. The Partnership has agreed to reimburse Oasis Petroleum for all capital expenditures previously made with respect to the Delaware Midstream Assets, which the Partnership expects to be approximately $25 million and expects to fund with borrowings under its Revolving Credit Facility. Also effective November 1, 2019, Panther DevCo entered into long-term commercial agreements with Oasis Petroleum, including a Crude Oil Gathering Agreement and a Produced Water Gathering and Disposal Agreement (collectively, the “Delaware Basin Commercial Agreements”), for crude oil and produced water midstream services in the Delaware Basin, which generally contain terms similar to those contained in the existing commercial agreements between the Partnership and Oasis Petroleum for midstream services in the Williston Basin. The Delaware Basin Commercial Agreements additionally provide Oasis Petroleum with certain purchase rights with respect to the Delaware Midstream Assets, and provide Panther DevCo with certain sale rights with respect to the Delaware Midstream Assets, in the event of a change of control of the Partnership or Panther DevCo, which purchase and sale rights will expire after two years. The Delaware Basin Commercial Agreements are described in more detail in Part II, Item 5 “Other Information” of this Quarterly Report on Form 10-Q.

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
Forward-looking statements can be affected by the assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed below and detailed under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Actual results may vary materially. Although forward-looking statements reflect our good faith beliefs at the time they are made, you are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and you should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include but are not limited to:
•an inability of Oasis Petroleum or our other future customers to meet their operational and development plans on a timely basis or at all;
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
Overview
We are a growth-oriented, fee-based master limited partnership formed by our sponsor, Oasis Petroleum Inc. (“Oasis Petroleum”) (NYSE: OAS), to own, develop, operate and acquire a diversified portfolio of midstream assets in North America that are integral to the crude oil and natural gas operations of Oasis Petroleum and are strategically positioned to capture volumes from other producers. Our current midstream operations are performed within the Williston Basin, one of the most prolific crude oil producing basins in North America, and we have recently executed agreements with Oasis Petroleum to expand our operations to the Delaware Basin. We generate the majority of our revenues through 15-year, fixed-fee contracts pursuant to which we provide crude oil, natural gas and water-related midstream services for Oasis Petroleum. We expect to grow acquisitively through accretive, dropdown acquisitions, organically as Oasis Petroleum continues to develop its acreage and through capital contributions to our DevCos that increase our percentage interest ownership in our DevCos. Additionally, we expect to grow by offering our services to third parties and through acquisitions of midstream assets from third parties.
We conduct our business through our ownership of our DevCos, two of which are jointly-owned with Oasis Petroleum, Bobcat DevCo LLC (“Bobcat DevCo”) and Beartooth DevCo LLC (“Beartooth DevCo”). As of September 30, 2019, we own a 100% equity interest in Bighorn DevCo LLC (“Bighorn DevCo”), 34.4% equity interest in Bobcat DevCo and 70% equity interest in Beartooth DevCo. As of September 30, 2019, Oasis Petroleum owns a 65.6% and 30% non-controlling equity interest in Bobcat DevCo and Beartooth DevCo, respectively. We generate the majority of our revenues through long-term, fee-based contractual arrangements, which minimize our direct exposure to commodity prices. In connection with our initial public offering, we entered into 15-year, fixed-fee contracts with wholly-owned subsidiaries of Oasis Petroleum for natural gas services (gathering, compression, processing, gas lift and natural gas liquids (“NGL”) storage services), crude oil services (gathering, stabilization, blending and storage services), produced and flowback water services (gathering and disposal services) and freshwater services (fracwater and flushwater supply and distribution services). At the same time, we became a party to the long-term, FERC-regulated transportation services agreement governing the transportation of crude oil via pipeline from the Wild Basin area to Johnson’s Corner. Our operations are supported by significant acreage dedications from Oasis Petroleum. In addition, we have increased customer diversification by entering into numerous agreements and transactions with third parties to provide our full suite of midstream services. We believe our contractual arrangements provide us with stable and predictable cash flows over the long-term. Oasis Petroleum has also granted us a right of first offer, which converts into a right of first refusal from any successor upon a change of control of Oasis Petroleum, with respect to its retained interests in two of our DevCos and any other midstream assets that Oasis Petroleum or any Oasis Petroleum successor builds with respect to its current acreage and elects to sell in the future.
Effective November l, 2019, Oasis Petroleum agreed to assign to Panther DevCo LLC (“Panther DevCo”), an indirect wholly-owned subsidiary of the Partnership, certain crude oil gathering and produced water gathering and disposal assets (the “Delaware Midstream Assets”) under development to support Oasis Petroleum's production in the Delaware Basin. We have agreed to reimburse Oasis Petroleum for all capital expenditures previously made with respect to the Delaware Midstream Assets, which we expect to fund with borrowings under our revolving credit facility. Also effective November 1, 2019, Panther DevCo entered into long-term commercial agreements with Oasis Petroleum, including a Crude Oil Gathering Agreement and a Produced Water Gathering and Disposal Agreement (collectively, the “Delaware Basin Commercial Agreements”), for crude oil and produced water midstream services in the Delaware Basin, which generally contain terms similar to those contained in the existing commercial agreements between the Partnership and Oasis Petroleum for midstream services in the Williston Basin. The Delaware Basin Commercial Agreements additionally provide Oasis Petroleum with certain purchase rights with respect to the Delaware Midstream Assets, and provide Panther DevCo with certain sale rights with respect to the Delaware Midstream Assets, in the event of a change of control of the Partnership or Panther DevCo, which purchase and sale rights will expire after two years. The Delaware Basin Commercial Agreements are described in more detail in Part II, Item 5 “Other Information” of this Quarterly Report on Form 10-Q.

Recent Highlights:
•Declared the quarterly cash distribution of $0.515 per unit for the third quarter of 2019, an approximate 5% increase from the distribution declared for the second quarter of 2019.
•Net income for the three months ended September 30, 2019 was $55.3 million and net cash from operating activities for the three months ended September 30, 2019 was $58.1 million.
•Delivered $68.9 million of Adjusted EBITDA(1) and $42.0 million of net Adjusted EBITDA to the Partnership(1) in the third quarter of 2019.
•Generated $35.7 million of Distributable Cash Flow(1) in the third quarter of 2019, resulting in distribution coverage of 2.0x.
•Continued to sign additional third-party agreements in the Delaware and Williston basins.
•Oasis Petroleum and OMP executed commercial agreements for Panther DevCo, with the assets assigned to OMP in November 2019.
•Water service volumes remain strong. Bobcat DevCo and Beartooth DevCo water volumes were 198.4 MBowpd in the third quarter of 2019, which increased 1% from the second quarter of 2019.
•Natural gas processing volumes in Bighorn DevCo increased 17% from the second quarter of 2019 to 236 MMscfpd in the third quarter of 2019. Third-party gas volumes were approximately 32% of total gas processing volumes and increased 28% from the second quarter of 2019 to 75.7 MMscfpd in the third quarter of 2019.

(1) Non-GAAP measure. See “Non-GAAP Financial Measures” below for definitions of all non-GAAP measures included herein and reconciliations to the most directly comparable financial measures under United States generally accepted accounting principles (“GAAP”).

The following table summarizes the throughput volumes, operating income, depreciation and amortization and capital expenditures (“CapEx”) of each of our DevCos for the three and nine months ended September 30, 2019 and 2018. The amounts shown in the table below are presented on a gross basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands, except throughput volumes)
Bighorn DevCo
Crude oil services volumes (MBopd)	47.0	42.5	49.8	43.0
Natural gas services volumes (MMscfpd)	236.0	96.0	210.4	99.4
Operating income	$17,145	$5,345	$40,843	$16,184
Depreciation and amortization	3,099	2,845	9,793	8,086
Capital expenditures	2,071	6,602	14,860	55,786
Bobcat DevCo
Crude oil services volumes (MBopd)	36.9	35.8	40.2	35.7
Natural gas services volumes (MMscfpd)	277.7	141.2	253.6	141.2
Water services volumes (MBowpd)	54.5	54.3	52.7	48.0
Operating income	$29,449	$18,973	$79,360	$54,383
Depreciation and amortization	3,484	2,247	9,655	6,332
Capital expenditures	22,946	42,952	121,250	118,226
Beartooth DevCo
Water services volumes (MBowpd)	143.9	151.3	140.3	133.1
Operating income	$14,078	$15,639	$42,552	$40,217
Depreciation and amortization	2,400	2,097	7,026	5,794
Capital expenditures	4,065	11,138	20,009	36,031
Oasis Midstream Partners LP
DevCo operating income	$60,672	$39,957	$162,755	$110,784
Public company expenses	858	959	2,606	2,327
Partnership operating income	59,814	39,013	160,149	108,472
Depreciation and amortization	8,983	7,189	26,474	20,212
Equity-based compensation expense	84	114	303	280
Capitalized interest	235	1,708	423	3,905
Total CapEx	29,317	62,400	156,542	213,948
Maintenance CapEx	2,703	805	14,314	5,347
Expansion CapEx	26,614	61,595	142,228	208,601

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
Operating Expenses
We seek to maximize the profitability of our operations by effectively managing operating expenses, including operating and maintenance expenses and costs of product sales. Operating and maintenance expenses are primarily comprised of direct labor, utility costs, insurance premiums, third party service provider costs, related property taxes and other non-income taxes, expenditures to repair, refurbish and replace facilities and to maintain equipment reliability, integrity and safety. Costs of product sales are primarily comprised of freshwater purchases, natural gas purchases under agreements with third parties and certain related operating costs.
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

Results of Operations
Revenues
We categorize our revenues as either service revenues or product sales to the respective line items described below.
•Midstream services - Oasis Petroleum. We record service revenues for fee-based arrangements with Oasis Petroleum for midstream services, including: (i) natural gas gathering, compression, processing, gas lift and NGL storage services; (ii) crude oil gathering, stabilization, blending, storage and transportation services; and (iii) produced and flowback water gathering and disposal services.
•Midstream services - third parties. We record service revenues from third parties for produced and flowback water gathering and disposal services provided to non-affiliated customers.
•Product sales - Oasis Petroleum. We record product sales for the sale of residue gas and NGLs to certain subsidiaries of Oasis Petroleum, which we generate from natural gas purchase agreements with third parties. We also record product sales for the sale of freshwater supply and distribution to Oasis Petroleum.
•Product sales - third parties. We record product sales from third parties for the sale of freshwater supply and distribution to non-affiliated customers.
The following table summarizes our revenues for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change

	(In thousands)
Revenues
Midstream services – Oasis Petroleum	$78,327	$65,674	$12,653	$224,641	$184,103	$40,538
Midstream services – third parties	1,840	567	1,273	4,792	1,438	3,354
Product sales – Oasis Petroleum	20,517	3,189	17,328	60,517	10,591	49,926
Product sales – third parties	9	2,037	(2,028)	38	3,314	(3,276)
Total revenues	$100,693	$71,467	$29,226	$289,988	$199,446	$90,542

Three months ended September 30, 2019 as compared to three months ended September 30, 2018
Total midstream revenues increased $29.2 million to $100.7 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase was driven by a $15.3 million increase in product sales and a $13.9 million increase in service revenues.
The increase in product sales was driven by a $15.4 million increase in natural gas product sales to Oasis Petroleum resulting from the commencement of third party natural gas purchase agreements in the fourth quarter of 2018. This increase was offset by a $0.1 million decrease in freshwater product sales due to a $2.0 million decrease in freshwater product sales to third parties, offset by a $1.9 million increase in freshwater product sales to Oasis Petroleum.
The increase in service revenues was driven by a $14.7 million increase in natural gas service revenues due to an increase in natural gas volumes gathered and processed from Oasis Petroleum as a result of the start-up of our second natural gas processing plant in Wild Basin in the fourth quarter of 2018, coupled with a $0.5 million increase in crude oil service revenues due to an increase in crude oil volumes gathered and transported in Wild Basin. This increase was partially offset by a $1.3 million decrease in produced and flowback water service revenues driven by a reduction in produced water injection volumes from Oasis Petroleum outside of Wild Basin, offset by an increase in third party produced water volumes.
Nine months ended September 30, 2019 as compared to nine months ended September 30, 2018
Total revenues increased $90.5 million to $290.0 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This increase was driven by a $46.7 million increase in product sales and a $43.9 million increase in service revenues.
The increase in product sales was driven by a $42.2 million increase in natural gas product sales to Oasis Petroleum resulting from the commencement of third party natural gas purchase agreements in the fourth quarter of 2018. In addition, there was a $4.4 million increase in freshwater product sales due to a $7.7 million increase in freshwater product sales to Oasis Petroleum, partially offset by a $3.3 million decrease in freshwater product sales to third parties.

The increase in service revenues was primarily due to a $42.1 million increase in natural gas service revenues due to an increase in natural gas volumes gathered and processed from Oasis Petroleum as a result of the start-up of our second natural gas processing plant in Wild Basin in the fourth quarter of 2018. In addition, there was a $2.9 million increase in crude oil service revenues due to an increase in crude oil volumes gathered and transported in Wild Basin, offset by a $1.1 million decrease in produced and flowback water service revenues driven by a reduction in produced water injection volumes from Oasis Petroleum outside of Wild Basin, offset by an increase in third party produced water volumes.
Expenses and other income
The following table summarizes our operating expenses and other expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change

	(In thousands)
Operating expenses
Costs of product sales	$7,001	$2,704	$4,297	$27,088	$5,465	$21,623
Operating and maintenance	17,316	17,112	204	52,169	47,801	4,368
Depreciation and amortization	8,983	7,189	1,794	26,474	20,212	6,262
General and administrative	7,579	5,449	2,130	24,108	17,496	6,612
Total operating expenses	40,879	32,454	8,425	129,839	90,974	38,865
Operating income	59,814	39,013	20,801	160,149	108,472	51,677
Other expense
Interest expense, net of capitalized interest	(4,512)	(163)	(4,349)	(12,469)	(608)	(11,861)
Other expense	—	(15)	15	(4)	(15)	11
Total other expense	(4,512)	(178)	(4,334)	(12,473)	(623)	(11,850)
Net income	55,302	38,835	16,467	147,676	107,849	39,827
Less: Net income attributable to non-controlling interests	23,866	26,459	(2,593)	68,499	73,075	(4,576)
Net income attributable to Oasis Midstream Partners LP	31,436	12,376	19,060	79,177	34,774	44,403
Less: Net income attributable to General Partner	745	—	745	1,474	—	1,474
Net income attributable to limited partners	$30,691	$12,376	$18,315	$77,703	$34,774	$42,929

Three months ended September 30, 2019 as compared to three months ended September 30, 2018
Costs of product sales. Costs of product sales increased $4.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was primarily driven by a $5.7 million increase in third party natural gas purchases, which commenced in the fourth quarter of 2018, offset by a $1.4 million decrease in freshwater costs due primarily to a reduction in costs related to third party deliveries.
Operating and maintenance. Operating and maintenance expenses increased $0.2 million to $17.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was primarily driven by a $0.2 million increase in natural gas operating and maintenance expenses related to the start-up of our second natural gas processing plant in Wild Basin in the fourth quarter of 2018.
Depreciation and amortization. Depreciation and amortization expenses increased $1.8 million to $9.0 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase was a result of additional assets placed into service.
General and administrative (“G&A”) expenses. G&A expenses increased $2.1 million to $7.6 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was primarily a result of an increase in allocated charges from Oasis Petroleum for G&A services as a result of organizational growth in the midstream business segment.
Interest expense, net of capitalized interest. Interest expense, net of capitalized interest, increased $4.3 million to $4.5 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was primarily due to higher outstanding borrowings under our Revolving Credit Facility (defined below), coupled with lower capitalized interest costs due to a reduction in construction in progress as a result of our second natural gas processing plant in Wild Basin being placed in service during the fourth quarter of 2018.
Nine months ended September 30, 2019 as compared to nine months ended September 30, 2018
Costs of product sales. Costs of product sales increased $21.6 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was primarily due to a $21.3 million increase in third party natural gas purchases, which commenced in the fourth quarter of 2018, coupled with a $0.3 million increase in freshwater costs as a result of higher freshwater volumes delivered to Oasis Petroleum.
Operating and maintenance. Operating and maintenance expenses increased $4.4 million to $52.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was primarily driven by a $5.6 million increase in natural gas operating and maintenance expenses as a result of the start-up of our second natural gas processing plant in Wild Basin in the fourth quarter of 2018, coupled with costs related to gas plant downtime in the second quarter of 2019. In addition, there was a $0.5 million increase in crude oil operating and maintenance expenses due to higher crude oil service volumes, partially offset by a $1.7 million decrease in produced and flowback water operating and maintenance expenses due to a reduction in produced water injection volumes outside of Wild Basin.
Depreciation and amortization. Depreciation and amortization expenses increased $6.3 million to $26.5 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This increase was a result of additional assets placed into service.
G&A expenses. G&A expenses increased $6.6 million to $24.1 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was primarily a result of an increase in allocated charges from Oasis Petroleum for G&A services as a result of organizational growth in the midstream business segment, coupled with an increase in public company expenses.
Interest expense, net of capitalized interest. Interest expense, net of capitalized interest, increased $11.9 million to $12.5 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was primarily due to higher outstanding borrowings under our Revolving Credit Facility (defined below), coupled with lower capitalized interest costs due to a reduction in construction in progress as a result of our second natural gas processing plant in Wild Basin being placed in service during the fourth quarter of 2018.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from operations and borrowings under our revolving credit facility with OMP Operating as borrower (the “Revolving Credit Facility”). We believe cash generated from these sources will be sufficient to meet our short-term working capital needs, long-term capital expenditure requirements and quarterly cash distributions. As a result, we expect to fund future expansion capital expenditures and acquisitions primarily through a combination of borrowings under our Revolving Credit Facility and, if necessary, the issuance of additional equity or debt securities. Our primary uses of cash have been for capital expenditures towards our midstream infrastructure, the acquisition of additional ownership interests in two of our DevCos, Bobcat DevCo and Beartooth DevCo, payment of operating costs, payment of general and administrative costs and interest payments on outstanding debt. We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our unitholders will be funded from cash flows internally generated from our operations.
Our cash flows for the nine months ended September 30, 2019 and 2018 are presented below:

	Nine Months Ended September 30,
	2019	2018

	(In thousands)
Net cash provided by operating activities	$170,186	$156,900
Net cash used in investing activities	(170,850)	(219,819)
Net cash provided by (used in) financing activities	(1,313)	67,026
Increase (decrease) in cash and cash equivalents	$(1,977)	$4,107
Cash flows provided by operating activities
Net cash provided by operating activities was $170.2 million and $156.9 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash flows from operating activities for the nine months ended September 30, 2019, as compared to 2018, was primarily due to higher net income, offset by an increase in working capital.

Working capital. Our working capital fluctuates primarily as a result of changes in service volumes flowing through our systems and accrued spending related to our midstream infrastructure. As of September 30, 2019, we had a working capital balance of approximately $12.2 million. We believe we have adequate liquidity to meet our working capital requirements. As of September 30, 2019, we had $140.5 million of liquidity available, including $4.7 million in cash and cash equivalents and $135.8 million in unused borrowing capacity on our Revolving Credit Facility.
Cash flows used in investing activities
Net cash used in investing activities was $170.9 million and $219.8 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in net cash used in investing activities for the nine months ended September 30, 2019, as compared to 2018, was primarily attributable to a reduction in capital spending on our midstream infrastructure in Wild Basin related to our second natural gas processing plant, which was placed in-service in the fourth quarter of 2018.
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
Pursuant to the MOU, the Partnership agreed to make up to $80.0 million of capital expenditures to Bobcat DevCo that Oasis Petroleum would otherwise be required to contribute under the First A&R Bobcat LLCA. In connection with execution of the MOU, the Partnership and Oasis Petroleum amended the First A&R Bobcat LLCA and entered into the Second Amended and Restated Limited Liability Company Agreement of Bobcat DevCo LLC (the “Second A&R Bobcat LLCA”). The Second A&R Bobcat LLCA includes provisions applicable to the disproportionate capital contributions that the Partnership will make to Bobcat DevCo in connection with the 2019 Capital Expenditures Arrangement. Pursuant to the Second A&R Bobcat LLCA, upon the occurrence of a disproportionate capital contribution, the Partnership’s percentage interest and Oasis Petroleum’s percentage interest in Bobcat DevCo will be adjusted to take into account the amount of the disproportionate capital contribution. During the three and nine months ended September 30, 2019, the Partnership made capital contributions to Bobcat DevCo pursuant to the 2019 Capital Expenditures Arrangement of $13.4 million and $66.2 million, respectively, and, as a result, the Partnership’s ownership interest in Bobcat DevCo increased from 25% as of December 31, 2018 to 34.4% as of September 30, 2019.

Capital expenditures. During the nine months ended September 30, 2019, gross capital expenditures were $156.5 million.
Our capital expenditures are summarized in the following table, on a gross and net basis, for the periods presented:

	1Q 2019		2Q 2019		3Q 2019		Nine Months Ended September 30, 2019

	(In thousands)
Capital expenditures	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Maintenance CapEx	$4,390	$1,667	$7,221	$3,167	$2,703	$1,760	$14,314	$6,594
Expansion CapEx(1)	46,088	43,557	69,526	67,698	26,614	25,863	142,228	137,118
Total CapEx (2)	$50,478	$45,224	$76,747	$70,865	$29,317	$27,623	$156,542	$143,712
__________________
(1) Includes capitalized interest of $0.2 million and $0.4 million for the three and nine months ended September 30, 2019, respectively.
(2) Capital expenditures reflected in the table above differ from capital expenditures shown in the statement of cash flows in our condensed consolidated financial statements because amounts reflected in the table above include changes in accrued capital expenditures from the previous reporting period, while amounts presented in the statements of cash flows are presented on a cash basis.

Our capital expenditures by DevCo are summarized in the following table, on a gross and net basis, for the periods presented:

		1Q 2019		2Q 2019		3Q 2019		Nine Months Ended September 30, 2019

		(In thousands)
DevCo	Partnership Ownership(2)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Bighorn DevCo	100.0%	$6,955	$6,955	$5,834	$5,834	$2,071	$2,071	$14,860	$14,860
Bobcat DevCo	34.4%	34,533	31,965	63,771	59,986	22,946	22,472	121,250	114,423
Beartooth DevCo	70.0%	8,955	6,269	6,989	4,892	4,065	2,845	20,009	14,006
OMP Operating LLC	100.0%	35	35	153	153	235	235	423	423
Total CapEx (1)		$50,478	$45,224	$76,747	$70,865	$29,317	$27,623	$156,542	$143,712
__________________
(1) Capital expenditures reflected in the table above differ from capital expenditures shown in the statement of cash flows in our condensed consolidated financial statements because amounts reflected in the table above include changes in accrued capital expenditures from the previous reporting period, while amounts presented in the statements of cash flows are presented on a cash basis.
(2) Represents the Partnership’s ownership in each DevCo as of September 30, 2019.
Cash flows provided by (used in) financing activities
Net cash used in financing activities was $1.3 million for the nine months ended September 30, 2019 and net cash provided by financing activities was $67.0 million for the nine months ended September 30, 2018. The decrease in net cash from financing activities was primarily attributable to a $110.4 million decrease in capital contributions from non-controlling interests due to a reduction in Oasis Petroleum's ownership interests in Bobcat DevCo and Beartooth DevCo following the Partnership's acquisition of additional ownership interests in Bobcat DevCo and Beartooth DevCo in the fourth quarter of 2018, coupled with fewer capital contributions from Oasis Petroleum to Bobcat DevCo in 2019 as a result of the 2019 Capital Expenditures Arrangement. In addition, there was a $15.4 million increase in distributions to unitholders related to growth in the quarterly distribution per unit, coupled with an increase in the number of units outstanding.
These reductions to cash flows from financing activities were offset by a $33.4 million decrease in distributions to non-controlling interests due to a reduction to Oasis Petroleum's ownership interests in Bobcat DevCo and Beartooth DevCo following the Partnership's acquisition of additional ownership interests in Bobcat DevCo and Beartooth DevCo in the fourth quarter of 2018, coupled with a $25.0 million increase in net borrowings under the Revolving Credit Facility.
Revolving credit facility. The aggregate amount of commitments under the Revolving Credit Facility was $575.0 million as of September 30, 2019. The Revolving Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures. At September 30, 2019, $431.0 million of borrowings were outstanding under the Revolving Credit Facility, and there was an $8.2 million outstanding letter of credit. At September 30, 2019, the weighted average interest rate related to outstanding borrowings under the Revolving Credit Facility was 4.1%. The unused borrowing capacity on the Revolving Credit Facility was $135.8 million as of September 30, 2019.
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
The Partnership was in compliance with the financial covenants under the Revolving Credit Facility at September 30, 2019.
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
On November 5, 2019, the Board of Directors of the General Partner declared the quarterly distribution for the third quarter of 2019 of $0.515 per unit. This distribution will be payable on November 27, 2019 to unitholders of record as of November 15, 2019. In addition, the General Partner will receive a cash distribution of $0.7 million attributable to the incentive distribution rights related to earnings for the third quarter of 2019.
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
Cash Interest
Cash Interest is defined as interest expense plus capitalized interest less amortization of deferred financing costs included in interest expense. Cash Interest is not a measure of interest expense as determined by GAAP. Management believes that the presentation of Cash Interest provides useful additional information to investors and analysts for assessing the interest charges incurred on the Partnership’s debt, excluding non-cash amortization and the Partnership’s ability to maintain compliance with its debt covenants.

The following table presents a reconciliation of the GAAP financial measure of interest expense, net of capitalized interest, to the non-GAAP financial measure of Cash Interest for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Interest expense, net of capitalized interest	$4,512	$163	$12,469	$608
Capitalized interest	235	1,708	423	3,905
Amortization of deferred financing costs	(243)	(128)	(660)	(361)
Cash Interest	4,504	1,743	12,232	4,152
Less: Cash Interest attributable to non-controlling interests(1)	(3)	—	(8)	—
Cash Interest attributable to Oasis Midstream Partners LP	$4,501	$1,743	$12,224	$4,152
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

The following table presents reconciliations of the GAAP financial measures of net income and net cash provided by operating activities to the non-GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Net income	$55,302	$38,835	$147,676	$107,849
Depreciation and amortization	8,983	7,189	26,474	20,212
Equity-based compensation expense	84	114	303	280
Interest expense, net of capitalized interest	4,512	163	12,469	608
Adjusted EBITDA	68,881	46,301	186,922	128,949
Less: Adjusted EBITDA attributable to non-controlling interests	26,913	29,739	77,396	82,250
Adjusted EBITDA attributable to Oasis Midstream Partners LP	41,968	16,562	109,526	46,699
Less: Cash Interest attributable to Oasis Midstream Partners LP	4,501	1,743	12,224	4,152
Less: Maintenance capital expenditures attributable to Oasis Midstream Partners LP	1,760	418	6,594	1,711
Distributable Cash Flow attributable to Oasis Midstream Partners LP	$35,707	$14,401	$90,708	$40,836

Net cash provided by operating activities	$58,094	$40,753	$170,186	$156,900
Interest expense, net of capitalized interest	4,512	163	12,469	608
Changes in working capital	6,518	5,516	4,927	(28,324)
Other non-cash adjustments	(243)	(131)	(660)	(235)
Adjusted EBITDA	68,881	46,301	186,922	128,949
Less: Adjusted EBITDA attributable to non-controlling interests	26,913	29,739	77,396	82,250
Adjusted EBITDA attributable to Oasis Midstream Partners LP	41,968	16,562	109,526	46,699
Less: Cash Interest attributable to Oasis Midstream Partners LP	4,501	1,743	12,224	4,152
Less: Maintenance capital expenditures attributable to Oasis Midstream Partners LP	1,760	418	6,594	1,711
Distributable Cash Flow attributable to Oasis Midstream Partners LP	$35,707	$14,401	$90,708	$40,836

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
Concentration of customer credit risk. We are dependent on Oasis Petroleum as our most significant customer, and we expect to derive a substantial majority of our revenues from Oasis Petroleum for the foreseeable future. As a result, any event, whether in our dedicated areas or otherwise, that adversely affects Oasis Petroleum’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Further, we are subject to the risk of non-payment or non-performance by Oasis Petroleum. We cannot predict the extent to which Oasis Petroleum’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Oasis Petroleum’s ability to execute its drilling and development program or to perform under our agreements. Any material non-payment or non-performance by Oasis Petroleum could reduce our ability to make distributions to our unitholders. We did not experience any significant defaults on accounts receivable for the nine months ended September 30, 2019.
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
Interest rate risk. We have a Revolving Credit Facility which provides for an aggregate commitment amount of $575.0 million as of September 30, 2019. At September 30, 2019, we had $431.0 million of borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the credit agreement) or (ii) with respect to ABR Loans (as defined therein), the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (c) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the credit agreement). The applicable margin for borrowings under the Revolving Credit Facility is based on the Partnership’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%.
At September 30, 2019, the outstanding borrowings under our Revolving Credit Facility bore interest at LIBOR plus a 2.00% margin. We do not currently, but may in the future, utilize interest rate derivatives to reduce interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our Revolving Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at September 30, 2019.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Mirada litigation. On March 23, 2017, Mirada Energy, LLC, Mirada Wild Basin Holding Company, LLC and Mirada Energy Fund I, LLC (collectively, “Mirada”) filed a lawsuit against Oasis Petroleum, Oasis Petroleum North America LLC (“OPNA”), and Oasis Midstream Services LLC (“OMS”), seeking monetary damages in excess of $100 million, declaratory relief, attorneys’ fees and costs (Mirada Energy, LLC, et al. v. Oasis Petroleum North America LLC, et al.; in the 334th Judicial District Court of Harris County, Texas; Case Number 2017-19911). Mirada asserts that it is a working interest owner in certain acreage owned and operated by Oasis Petroleum in Wild Basin. Specifically, Mirada asserts that Oasis Petroleum has breached certain agreements by: (1) failing to allow Mirada to participate in Oasis Petroleum’s midstream operations in Wild Basin; (2) refusing to provide Mirada with information that Mirada contends is required under certain agreements and failing to provide information in a timely fashion; (3) failing to consult with Mirada and failing to obtain Mirada’s consent prior to drilling more than one well at a time in Wild Basin; and (4) overstating the estimated costs of proposed well operations in Wild Basin. Mirada seeks a declaratory judgment that Oasis Petroleum be removed as operator in Wild Basin at Mirada’s election and that Mirada be allowed to elect a new operator; that certain agreements apply to Oasis Petroleum and Mirada and Wild Basin with respect to this dispute; Oasis Petroleum be required to provide all information within its possession regarding proposed or ongoing operations in Wild Basin; and Oasis Petroleum not be permitted to drill, or propose to drill, more than one well at a time in Wild Basin without obtaining Mirada’s consent. Mirada also seeks a declaratory judgment with respect to Oasis Petroleum’s current midstream operations in Wild Basin. Specifically, Mirada seeks a declaratory judgment that Mirada has a right to participate in Oasis Petroleum’s Wild Basin midstream operations, consisting of produced and flowback water disposal, crude oil gathering and natural gas gathering and processing; that, upon Mirada’s election to participate, Mirada is obligated to pay its proportionate costs of Oasis Petroleum’s midstream operations in Wild Basin; and that Mirada would then be entitled to receive a share of revenues from the midstream operations and would not be charged any amount for its use of these facilities for production from the “Contract Area.”
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
On February 2, 2018 and February 16, 2018, Mirada filed a second and third amended petition, respectively. In these filings, Mirada alleged new legal theories for being entitled to enforce the underlying contracts, and added Bighorn DevCo, Bobcat DevCo and Beartooth DevCo as defendants, asserting that these entities were created in bad faith in an effort to avoid contractual obligations owed to Mirada.
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
Oasis Petroleum believes that Mirada’s claims are without merit, that Oasis Petroleum has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements that do not apply to Oasis Petroleum. Oasis Petroleum filed answers denying all of Mirada’s claims and intends to continue to vigorously defend against Mirada’s claims.
On July 2, 2019, Oasis Petroleum, OPNA, OMS, the Partnership, Bighorn DevCo, Bobcat DevCo and Beartooth DevCo (collectively “Oasis Entities”) counterclaimed against Mirada for a judgment declaring that Oasis Entities are not obligated to purchase, manage, gather, transport, compress, process, market, sell or otherwise handle Mirada’s proportionate share of oil and gas produced from OPNA-operated wells. The counterclaim also seeks attorney’s fees, costs and expenses.
On November 1, 2019, Mirada filed a sixth amended petition that stated that Mirada seeks in excess of $200 million in damages and asserted that OMS is an agent of OPNA and OPNA, OMS, the Partnership, Bighorn DevCo, Bobcat DevCo and Beartooth DevCo are agents of Oasis Petroleum. Mirada also changed its allegation that it may elect a new operator to allege that Mirada may remove Oasis Petroleum as operator.

On November 1, 2019, the Oasis Entities amended their counterclaim against Mirada for a judgment declaring that a provision in one of the agreements does not incorporate by reference any provisions in a certain participation agreement and joint operating agreement. The additional counterclaim also seeks attorney’s fees, costs and expenses. On the same day, the Oasis Entities filed an amended answer asserting additional defenses against Mirada’s claims.
Discovery is ongoing, and each of the parties has made a number of procedural filings and motions, and additional filings and motions can be expected over the course of the claim. Trial is scheduled for February 2020. Neither the Partnership nor Oasis Petroleum can predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to the Partnership’s or Oasis Petroleum’s interests, or if the Partnership or Oasis Petroleum were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on the Partnership's business, results of operations, financial condition and cash flows. Such an adverse determination could materially impact Oasis Petroleum’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in Oasis Petroleum’s midstream operations could materially reduce the interests of Oasis Petroleum and the Partnership in the Partnership's current assets and future midstream opportunities and related revenues in Wild Basin. Under the Omnibus Agreement the Partnership entered into with Oasis Petroleum in connection with the closing of the initial public offering, Oasis Petroleum agreed to indemnify the Partnership for any losses resulting from this litigation. However, the Partnership cannot guarantee that such indemnity will fully protect the Partnership from the adverse consequences of any adverse ruling.
Solomon litigation. On or about August 28, 2019, Oasis Petroleum LLC, a wholly-owned subsidiary of Oasis Petroleum (“OP LLC”), was named as a defendant in the lawsuit styled Andrew Solomon, on behalf of himself and those similarly situated vs. Oasis Petroleum LLC, pending in the United States District Court for the Western District of North Dakota. The lawsuit alleged violations of the federal Fair Labor Standards Act (the “FLSA”) and Title 29 of the North Dakota Century Code (“Title 29”) as the result of OP LLC’s alleged practice of paying the plaintiff and similarly situated current and former employees overtime at rates less than required by applicable law, or failing to pay for certain overtime hours worked. The lawsuit requested that: (i) its federal claims be advanced as a collective action, with a class of all operators, technicians, and all other employees in substantially similar positions employed by OP LLC who were paid hourly for at least one week during the three year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or eight or more hours on at least one workday; and (ii) its state claims be advanced as a class action, with a class of all operators, technicians, and all other employees in substantially similar positions employed by OP LLC in North Dakota during the two year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or worked eight or more hours in a day on at least one workday. No motion has been filed for class certification, and the Partnership cannot predict whether such motion will be filed or a class certified.
Oasis Petroleum believes that Mr. Solomon’s claims are without merit and that OP LLC has complied with its obligations under the FLSA and Title 29. OP LLC has filed an answer denying all of Mr. Solomon’s claims and intends to vigorously defend against the claims. The Partnership cannot predict or guarantee the ultimate outcome or resolutions of such matter. If such matter were to be determined adversely to Oasis Petroleum’s interests, or if Oasis Petroleum were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on the Partnership’s business, financial condition, results of operations or cash flows.
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
The adoption of new pipeline safety regulations and laws could result in more stringent or costly safety standards, which could have a significant adverse impact on our business and results of operations.
Our pipeline operations are subject to comprehensive pipeline safety laws and regulations and the adoption of new legal requirements could result in the implementation of more stringent or costly safety standards, which could have a significant adverse impact on us and similarly situated midstream operators. For example, in 2016, pursuant to one of the mandates under the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”), the federal Pipeline and Hazardous Materials Safety Administration (“PHMSA”) published a proposed rulemaking, referred to as the “gas mega rule,” that would expand integrity management requirements and impose new pressure testing requirements on currently regulated natural gas pipelines.The proposal would also significantly expand the regulation of gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, maximum allowable operating pressure

(“MAOP”) limits, and other requirements. However, PHMSA has since split this 2016 proposed rule, into three separate rulemakings to facilitate completion. The first of these three rulemakings, relating to onshore gas transmission pipelines, was published as a final rule on October 1, 2019, becomes effective on July 1, 2020, and imposes numerous requirements on such pipelines, including maximum allowable operating pressure (“MAOP”) reconfirmation, the periodic assessment of these pipelines in populated areas not designated as high consequence areas (“HCAs”), the reporting of exceedances of MAOP, and the consideration of seismicity as a risk factor in integrity management. The remaining rulemakings comprising the gas mega rule are expected to be issued in late 2019 or 2020. Additionally, on October 1, 2019, PHMSA published a final rule for hazardous liquid transmission and gathering pipelines that becomes effective July 1, 2020 and significantly extends and expands the reach of certain PHMSA integrity management requirements (for example, periodic assessments, and expanded use of leak detection systems), regardless of the pipeline’s proximity to an HCA. The final rule also requires all hazardous liquid pipelines in or affecting an HCA to be capable of accommodating in line inspection tools within the next 20 years. In addition, the final rule extends annual, accident, and safety-related conditional reporting requirements to gravity lines and certain gathering lines and also imposes inspection requirements on pipelines in areas affected by extreme weather events and natural disasters, such as hurricanes, landslides, floods, earthquakes or other similar events that are likely to damage infrastructure.
Additionally, pursuant to a grant of authority to PHMSA under the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Pipeline Safety Act”), the agency published a final rule on October 1, 2019 that replaces a 2016 interim final rule and allows PHMSA to respond to imminent threats during natural disasters, and when serious flaws are discovered in pipes or in equipment manufacturing processes, or when an accident reveals an industry practice is unsafe. This final rule takes effect on December 2, 2019. The 2016 Pipeline Safety Act reauthorized PHMSA’s hazardous liquid and gas pipeline programs only through September 30, 2019, which date has passed and thus it is expected that Congress will issue an updated pipeline safety law in late 2019 or 2020 that will reauthorize those programs through 2023. The integrity-related requirements and other provisions of the 2011 Pipeline Safety Act, the 2016 Pipeline Safety Act, any new Congressional pipeline safety legislation that is expected to be introduced to reauthorize PHMSA pipeline safety programs, as well as any implementation of PHMSA rules thereunder could require us to pursue additional capital projects or conduct integrity or maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.

Item 5. — Other Information
Crude Oil Gathering Agreement — Delaware Basin
On November 4, 2019, Panther DevCo LLC (“Panther DevCo”), a wholly-owned subsidiary of the Partnership, entered into a Crude Oil Gathering Agreement (the “Delaware Crude Oil Gathering Agreement’) with Oasis Petroleum Marketing LLC (“OPM”) and Oasis Petroleum Permian LLC (“OP Permian”), each of OPM and OP Permian being wholly-owned subsidiaries of Oasis Petroleum, pursuant to which (i) Oasis Petroleum agreed to deliver into Panther DevCo’s crude oil gathering system all of the crude oil produced that is owned or controlled by Oasis Petroleum (subject to certain limited exceptions and exclusions) from a dedicated area consisting of approximately 100,000 gross acres, of which approximately 20,000 acres are within Oasis Petroleum-operated DSUs in the Delaware Basin and (ii) Panther DevCo will perform certain gathering services for the crude oil so delivered. The Delaware Crude Oil Gathering Agreement also provides Oasis Petroleum with certain purchase rights and Panther DevCo with certain sale rights with respect to the Gathering System (as defined therein), in the event of a change of control of the Partnership or Panther DevCo, which rights will expire after two years. The Delaware Crude Oil Gathering Agreement is effective as of November 1, 2019 and provides for an initial term of 15 years. The foregoing description is qualified in its entirety by reference to the full text of the Delaware Crude Oil Gathering Agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
Produced Water Gathering and Disposal Agreement — Delaware Basin
On November 4, 2019, Panther DevCo entered into a Produced Water Gathering and Disposal Agreement with OP Permian (the “Delaware Produced Water Gathering Agreement”) pursuant to which OP Permian dedicates (subject to certain limited exceptions and exclusions) approximately 100,000 gross acres, of which approximately 24,000 acres are within OP Permian-operated DSUs in the Delaware Basin, to Panther DevCo for produced water gathering and disposal services. The Delaware Produced Water Gathering Agreement also provides Oasis Petroleum with certain purchase rights and Panther DevCo with certain sale rights with respect to the Disposal System (as defined therein), in the event of a change of control of the Partnership or Panther DevCo, which rights will expire after two years. The Delaware Produced Water Gathering Agreement is effective as of November 1, 2019 and provides for an initial term of 15 years. Th foregoing description is qualified in its entirety by reference to the full text of the Delaware Produced Water Gathering Agreement, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

10.1	Third Amendment to Credit Agreement, dated as of August 16, 2019 among Oasis Midstream Partners LP, as Parent, OMP Operating LLC, as Borrower, the Other Credit Parties party thereto, Wells Fargo Bank, N.A., as Administrative Agent and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Partnership on August 20, 2019).

10.2†	Crude Oil Gathering Agreement by and among Oasis Petroleum Permian LLC, Oasis Petroleum Marketing LLC and Panther DevCo LLC, dated as of November 1, 2019.

10.3†	Produced Water Gathering and Disposal Agreement by and between Oasis Petroleum Permian LLC and Panther DevCo LLC, dated as of November 1, 2019.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Labels Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________
† Certain information has been excluded from this exhibit because it is both (i) not material and (ii) would likely cause  competitive harm to the registrant if publicly disclosed.
(a)  Filed herewith.
(b)  Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OASIS MIDSTREAM PARTNERS LP
By: OMP GP LLC, its general partner
Date:	November 6, 2019	By:	/s/ Taylor L. Reid
Taylor L. Reid
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Richard N. Robuck
Richard N. Robuck
Senior Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)