Form 10-K
period 2019-12-31
Oasis Midstream Partners LP
filed 2020-02-27
CIK 1652133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number: 001-38212

Oasis Midstream Partners LP (Exact name of registrant as specified in its charter)

Delaware	47-1208855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fannin Street, Suite 1500 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(281) 404-9500 (Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	OMP	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $232,535,400.
At February 19, 2020, there were 33,811,366 units representing limited partner interests (consisting of 20,061,366 common units and 13,750,000 subordinated units) outstanding.
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
•competition and actions taken by third-party producers, operators, processors and transporters;
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
•changes in our tax status;
•uncertainty regarding our future operating results; and
•certain factors discussed elsewhere in this Form 10-K.
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

PART I
Item 1. Business
Overview
Oasis Midstream Partners LP (the “Partnership,” “OMP,” “we,” “us,” or “our”) is a growth-oriented, fee-based master limited partnership formed by its sponsor, Oasis Petroleum Inc. (Nasdaq: OAS) (“Oasis Petroleum”), to own, develop, operate and acquire a diversified portfolio of midstream assets in North America that are integral to the crude oil and natural gas operations of Oasis Petroleum and are strategically positioned to capture volumes from other producers. Our midstream operations are performed within the Williston Basin and the Delaware Basin. We expect to grow acquisitively through accretive, dropdown acquisitions, as well as organically as Oasis Petroleum continues to develop its acreage. Additionally, we expect to grow by continuing to offer our services to third parties and through acquisitions of midstream assets from third parties. Through our entry into an Omnibus Agreement (as defined below), Oasis Petroleum has also granted us a right of first offer (“ROFO”), which converts into a right of first refusal (“ROFR”) from any successor upon a change of control of Oasis Petroleum with respect to its retained interests in two of our development companies and any other midstream assets that Oasis Petroleum or any successor to Oasis Petroleum builds with respect to its acreage at the time of our initial public offering and elects to sell in the future (the “Subject Assets”). See “Contractual arrangements with Oasis Petroleum” below.
In the Williston Basin, we divide our operations into two primary areas with developed midstream infrastructure, both of which are supported by significant acreage dedications from Oasis Petroleum. In Wild Basin, we have acreage dedications from Oasis Petroleum in which we have the right to provide crude oil, natural gas and water services to support Oasis Petroleum’s existing and future volumes. Outside of Wild Basin, we have acreage dedications from Oasis Petroleum for produced and flowback water services and freshwater services. We expanded our operations to the Delaware Basin in the fourth quarter of 2019 when, effective November 1, 2019, Oasis Petroleum agreed to assign to us certain crude oil gathering and produced and flowback water gathering and disposal assets under development to support Oasis Petroleum’s production in the Delaware Basin (the “2019 Delaware Acquisition”). On November 1, 2019, we also entered into long-term commercial agreements with Oasis Petroleum, pursuant to which Oasis Petroleum dedicated acreage to us in the Delaware Basin for crude oil gathering and produced and flowback water gathering and disposal services. We have also received certain commitments and acreage dedications from third parties in the Williston Basin and the Delaware Basin, in which we have the right to provide our full suite of midstream services to support existing and future third party volumes.
We generate substantially all of our revenues through long-term, fee-based contractual arrangements with wholly-owned subsidiaries of Oasis Petroleum, as described below, which minimize our direct exposure to commodity prices. Furthermore, we do not take ownership of the crude oil or natural gas that we handle for Oasis Petroleum; however, we take ownership of natural gas under certain purchase arrangements with third parties. We believe our contractual arrangements provide us with stable and predictable cash flows over the long-term. We have entered into 15-year, fixed-fee contracts for natural gas services (gathering, compression, processing and gas lift), crude oil services (gathering, stabilization, blending and storage), produced and flowback water services (gathering and disposal) and freshwater services (fracwater and flushwater distribution) with Oasis Petroleum and certain of its wholly-owned subsidiaries. In the Williston Basin, we are also a party to the long-term, Federal Energy Regulatory Commission (“FERC”) regulated transportation services agreement governing the transportation of crude oil via pipeline from the Wild Basin area to Johnson’s Corner. In addition, we have increased customer diversification by entering into numerous agreements and transactions with third parties to provide our full suite of midstream services in the Williston Basin and the Delaware Basin.
Contributed Businesses and Organizational Structure
Our assets
We operate our midstream infrastructure business through our development companies (“DevCos”), two of which are jointly-owned with Oasis Petroleum.
Contributed businesses. On September 25, 2017, we completed our initial public offering. In connection with the initial public offering, Oasis Petroleum contributed to us a 100% ownership interest in Bighorn DevCo LLC (“Bighorn DevCo”), a 10% ownership interest in Bobcat DevCo LLC (“Bobcat DevCo”) and a 40% ownership interest in Beartooth DevCo LLC (“Beartooth DevCo”).
2018 Dropdown Acquisition. On November 19, 2018, we acquired an additional 15% ownership interest in Bobcat DevCo and an additional 30% ownership interest in Beartooth DevCo. See Note 4 to our consolidated financial statements.
2019 Capital Expenditures Arrangement. On February 22, 2019, we entered into the 2019 Capital Expenditures Arrangement (defined below) pursuant to which we agreed to pay up to $80 million of expansion capital expenditures associated with Oasis

Petroleum’s retained interest in Bobcat DevCo, in exchange for increasing ownership interest in Bobcat DevCo. During the year ended December 31, 2019, we made capital contributions to Bobcat DevCo pursuant to the 2019 Capital Expenditures Arrangement of $73.0 million. As a result, our ownership interest in Bobcat DevCo increased from 25% as of December 31, 2018 to 35.3% as of December 31, 2019. The 2019 Capital Expenditures Arrangement ended on December 31, 2019. See Note 5 to our consolidated financial statements.
2019 Delaware Acquisition. We expanded our operations to the Delaware Basin in 2019 when, effective November 1, 2019, Oasis Petroleum assigned to Panther DevCo LLC (“Panther DevCo”), an indirect wholly-owned subsidiary of the Partnership, certain crude oil gathering and produced and flowback water gathering and disposal assets located in the Delaware Basin.
The following table provides a summary of our DevCos, along with our ownership of these assets, as of December 31, 2019.

DevCos	Areas Served	Service Lines	OMP Ownership
Bighorn DevCo	Wild Basin	–Natural gas processing –Crude oil stabilization –Crude oil blending –Crude oil and NGL storage –Crude oil transportation	100%
Bobcat DevCo	Wild Basin	–Natural gas gathering –Natural gas compression –Gas lift –Crude oil gathering –Produced and flowback water gathering –Produced and flowback water disposal	35.3%
Beartooth DevCo	Alger Cottonwood Hebron Indian Hills Red Bank Wild Basin	–Produced and flowback water gathering –Produced and flowback water disposal –Freshwater supply and distribution	70%
Panther DevCo	Delaware Basin	–Crude oil gathering –Produced and flowback water gathering –Produced and flowback water disposal	100%
Bighorn DevCo. As of December 31, 2019, we own a 100% interest in Bighorn DevCo, which has substantial midstream assets to support development in the Wild Basin area, including:
•two natural gas processing plants with total processing capacity of 280 million standard cubic feet per day (“MMscfpd”) with enhanced propane recovery refrigeration units;
•four mechanical refrigeration units with total capacity of 40 MMscfpd to process natural gas volumes in excess of current capacity;
•an approximately 20-mile, 10-inch, FERC-regulated, mainline crude oil pipeline to the sales destination, Johnson’s Corner, with up to 75,000 barrels of crude oil per day (“Bopd”) of operating capacity; and
•a crude oil blending, stabilization and storage facility with 240,000 barrels of storage capacity.
Bobcat DevCo.  As of December 31, 2019, we own a 35.3% interest in Bobcat DevCo, which has a significant midstream gathering system in the Wild Basin area, including:
•approximately 60 miles of six- and eight-inch crude oil gathering pipelines with initial capacity of approximately 50,000 Bopd, which can be expanded to approximately 70,000 Bopd;
•approximately 80 miles of eight-inch through 20-inch natural gas gathering pipelines with gathering capacity of up to approximately 250 MMscfpd and field compression capabilities;
•a natural gas lift system providing artificial lift throughout the field; and
•a produced and flowback water gathering and disposal system, consisting of six current disposal wells and approximately 60 miles of eight- and ten-inch pipeline with capacity of approximately 70,000 Bowpd.
Beartooth DevCo. As of December 31, 2019, we own a 70% interest in Beartooth DevCo, which has an extensive produced and flowback water gathering and freshwater distribution system in the Alger, Cottonwood, Hebron, Indian Hills, Red Bank and Wild Basin operating areas, including:

•nine strategically located produced and flowback water gathering pipeline systems spanning approximately 340 miles that connect approximately 980 crude oil and natural gas producing wells to our disposal well sites;
•22 strategically located disposal wells that dispose of produced and flowback water from our produced and flowback water gathering pipeline systems or from third-party trucks;
•approximately 300 miles of freshwater pipeline that connect to approximately 445 crude oil and natural gas producing wells that are widely dispersed throughout our areas of operation, allowing for expansion to new wells in these areas for completion with minimal expansion capital expenditures;
•a freshwater distribution system, which includes four freshwater ponds, in McKenzie County, North Dakota, spanning approximately 90 miles; and
•a centralized freshwater intake facility from the Missouri River in McKenzie County, North Dakota.
Panther DevCo. As of December 31, 2019, we own a 100% interest in Panther DevCo, which owns crude oil gathering and produced and flowback water gathering and disposal assets in the Delaware Basin, including:
•approximately 20 miles of four-inch through 12-inch crude oil gathering pipelines with an initial gathering capacity of approximately 20,000 Bopd, which is expected to increase to approximately 50,000 Bopd once fully constructed. Panther DevCo was servicing crude oil volumes from Oasis Petroleum and third party producers as of December 31, 2019; and
•a produced and flowback water gathering and disposal system, consisting of three current disposal wells and approximately 30 miles of four-inch through 24-inch pipeline with capacity of approximately 35,000 Bowpd.
Oasis Petroleum has acreage dedications to third parties for crude oil and natural gas services in the Williston Basin and the Delaware Basin. On dedicated acreage, if the third party dedication for crude oil and natural gas midstream services lapses on currently dedicated acreage, Oasis Petroleum will have the right to dedicate that acreage to us for such services or to develop crude oil and natural gas midstream assets that would be subject to our ROFO or ROFR, as applicable, in the event Oasis Petroleum elects to sell them.

Organizational structure
The following is a simplified diagram of our ownership structure as of December 31, 2019.

Oasis Petroleum Inc.
(Nasdaq: OAS)
100% interest
Directors, Officers and Management
9% non-controlling interest
91% controlling interest
OMS Holdings LLC
9,075,000 common units
13,750,000 subordinated units
100% interest
Oasis Midstream Services LLC
OMP GP LLC
67.5% limited partner interest
Public Unitholders
10,970,196 common units
Non-exconomic general partner interest
100% of IDRs
32.5% limited partner interest
Oasis Midstream Partners LP
(Nasdaq: OMP)
100% interest
OMP Operating LLC
100% controlling interest
100% controlling interest
35.3% controlling interest
70% controlling interest
Panther DevCo LLC
Bighorn DevCo LLC
Bobcat DevCo LLC
Beartooth DevCo LLC
64.7% non-controlling interest
30% non-controlling interest
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
Produced and flowback water disposal
Freshwater supply and distribution

Our business strategy
The primary components of our business strategy are:
Focus on Providing Services Under Long-Term, Fixed-Fee Contracts to Mitigate Direct Commodity Price Exposure and Enhance the Stability of Our Cash Flows. We are party to long-term contracts with Oasis Petroleum for natural gas services (gathering, compression, processing and gas lift), crude oil services (gathering, stabilization, blending and storage), produced and flowback water services (gathering and disposal) and freshwater services (fracwater and flushwater distribution). We are also a party to the long-term FERC-regulated transportation services agreement governing the transportation of crude oil via pipeline from the Wild Basin area to Johnson’s Corner. We generate substantially all of our revenues through these contracts. We have minimal direct exposure to commodity prices, and we do not take ownership of the crude oil or natural gas that we gather, compress, process, terminal, store or transport for Oasis Petroleum. Due to this and the fee-based, long-term nature of our contracts, we believe these agreements will provide us with stable and predictable cash flows. Additionally, we entered into multiple contracts to capture third party volumes during 2019, and we intend to continue to pursue long-term, fee-based contracts with third parties.
Leverage Our Relationship with Oasis Petroleum. We intend to leverage our relationship with Oasis Petroleum to expand our asset base and increase our cash flows through:
•Organic Growth. Our midstream infrastructure footprint services Oasis Petroleum’s leading acreage position in the Williston Basin and the Delaware Basin. During 2019, Oasis Petroleum completed and placed on production 67 gross (41.6 net) operated wells in the Williston Basin and 11 gross (9.9 net) operated wells in the Delaware Basin. We anticipate we will be positioned to increase our throughput volumes and cash flows as Oasis Petroleum grows its production volumes through our crude oil, natural gas and water-related midstream assets. For the year ended December 31, 2019, our pipelines gathered approximately 93% of the produced and flowback water volumes produced from Oasis Petroleum’s operated wells and disposed of approximately 89% of the produced and flowback water volumes produced from Oasis Petroleum’s operated wells. We will seek to increase this percentage as we increase utilization on our existing pipelines and further develop our midstream infrastructure with volumes from Oasis Petroleum and third parties.
•Dropdown Acquisitions from Oasis Petroleum. As of December 31, 2019, Oasis Petroleum owns a 64.7% economic interest in Bobcat DevCo and a 30% economic interest in Beartooth DevCo, both of which are subject to our ROFO or ROFR, as applicable, with Oasis Petroleum or its successors. We anticipate that we will have the opportunity to make accretive acquisitions from Oasis Petroleum by acquiring the remaining equity interests in Bobcat DevCo and Beartooth DevCo. We also anticipate acquiring assets that are not currently included in the DevCos that we anticipate Oasis Petroleum will develop to support its production activities.
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
Complete Accretive Acquisitions from Third Parties. In addition to growing our business organically and through dropdown acquisitions from Oasis Petroleum, we intend to make accretive acquisitions of midstream assets from third parties. Leveraging our knowledge of, and expertise in, the Williston Basin and the Delaware Basin, we intend to target and efficiently execute economically attractive acquisitions of midstream assets from third parties within and beyond our current areas of operation. We also intend to explore accretive acquisition opportunities from third parties outside of the Williston Basin and the Delaware Basin in support of any geographic expansion of Oasis Petroleum’s operations.

Our competitive strengths
We believe that we will be able to successfully execute our business strategies because of the following competitive strengths:
Strategically Located Midstream Assets. Our midstream assets are strategically located in the Williston Basin and the Delaware Basin, and provide critical midstream infrastructure to our customers in a cost-efficient manner. We believe that the strategic location of our assets within the highly economic core of these basins, combined with our cost-advantaged midstream service offering, will enable us to continue to attract volumes from producers in these basins.
•Demand for Midstream Infrastructure Services. Our acreage dedications from Oasis Petroleum are located in the primary areas of focus for Oasis Petroleum’s drilling plans in the Williston Basin and the Delaware Basin. We believe the extensive midstream infrastructure we have built and are continuing to build provides a strategic footprint in the core of these basins and provides opportunities to continue to connect other third-party operators. We believe our midstream assets will continue to be able to compete for third-party business based on the cost-effective nature of our midstream services compared to the current alternatives for transportation of crude oil, natural gas and water in the Williston Basin and the Delaware Basin. Additionally, due to the core location of our assets, we believe that extensive development will occur in and around our assets in the current commodity price environment, and future development activity will be highly levered to any commodity price recovery.
•Strategically Located Near Key Demand Centers. We believe our crude oil pipeline to Johnson’s Corner provides a highly strategic takeaway alternative for operators in the core of the Williston Basin. Johnson’s Corner is a receipt point for the Dakota Access Pipeline, which has significantly improved in-basin pricing realizations for producers since coming online. In addition, our crude oil gathering system in the Delaware Basin is located in the oiliest, most economic area of the Delaware Basin, with the ability to move crude oil volumes to central hubs with connections to long haul crude oil pipelines that provide downstream access to premium coastal markets.
•Full-Service Operational Flexibility. In addition to our crude oil, natural gas and water gathering capabilities, our midstream assets in the Williston Basin also include crude oil blending, stabilization and storage, and a mainline FERC-regulated crude oil pipeline to the sales destination, Johnson’s Corner. Our natural gas processing complex, which includes two fully operational natural gas processing plants and four mechanical refrigeration units, has approximately 320 MMscfpd natural gas processing capacity. Our natural gas processing complex services natural gas production from both Oasis Petroleum and third parties. As production increases in the Williston Basin, our interconnected system is constructed to provide optionality, which increases our growth prospects and value proposition to additional third-party customers.
Stable and Predictable Cash Flows. We provide substantially all of our natural gas gathering, compression, processing and gas lift; crude oil gathering, stabilization, blending and storage; produced and flowback water gathering and disposal; and freshwater distribution services to Oasis Petroleum on a fixed-fee basis under long-term contracts. Our assets are newly constructed, leading to relatively low maintenance capital expenditure requirements, which also enhances the stability of our cash flows. We believe that the operating history of Oasis Petroleum and other companies in the Williston Basin and the Delaware Basin has reduced development risk and increased the predictability of future production of new wells. This operating history, combined with the structure of our commercial contracts, is expected to promote the generation of stable and predictable cash flows.
Our Strategic Affiliation with Oasis Petroleum. We believe that, as a result of owning a 91% controlling interest in OMP GP LLC (our “General Partner”), its ownership of 67.5% of our outstanding units and its retained interests in two of our DevCos, Oasis Petroleum is incentivized to promote and support our growth plan and to pursue projects that enhance the overall value of our business. We believe our assets are highly efficient, with demonstrated high rates of availability and operational reliability designed to withstand harsh conditions, and can be operated at what we consider to be relatively low costs. Additionally, our assets are strategically located within Oasis Petroleum’s acreage positions and are in close proximity to other operators in the Williston Basin and the Delaware Basin, positioning us as a leading provider of midstream services in these basins.
•The Development of the Williston Basin and the Delaware Basin is a Strategic Priority for Oasis Petroleum. Oasis Petroleum owns and operates a large inventory of leasehold acreage in the core areas of the Williston Basin and the Delaware Basin. As of December 31, 2019 approximately 97% and 71% of Oasis Petroleum's net acreage in the Williston Basin and the Delaware Basin, respectively, was held by production. We believe we will directly benefit from Oasis Petroleum’s continued development of its Williston Basin and Delaware Basin acreage, where it serves as operator with respect to substantially all of its net wells.
•Dropdown Acquisition Opportunities. As of December 31, 2019, Oasis Petroleum retains a 64.7% economic interest in Bobcat DevCo and a 30% economic interest in Beartooth DevCo, both of which are subject to our ROFO or ROFR, as applicable, with Oasis Petroleum or its successors. In addition, we believe Oasis Petroleum will continue to build crude oil, natural gas and water-related midstream assets to support its production growth. We anticipate that we will have the opportunity to make accretive acquisitions from Oasis Petroleum by acquiring the remaining equity interests in Bobcat DevCo and Beartooth DevCo. In addition, we anticipate acquiring midstream assets that Oasis Petroleum elects to develop and sell to support its production activities in the Williston Basin and the Delaware Basin.
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
Our relationship with Oasis Petroleum
Our relationship with Oasis Petroleum is one of our principal strengths. As of December 31, 2019, Oasis Petroleum owns an aggregate 67.5% limited partner interest in us and a 91% controlling interest in our General Partner, which owns all of our IDRs and our non-economic general partner interest. As of December 31, 2019, Oasis Petroleum also indirectly owns 64.7% of Bobcat DevCo and 30% of Beartooth DevCo. Oasis Petroleum intends to use us as an integral vehicle to support its production in the Williston Basin and the Delaware Basin and the primary vehicle to grow the midstream infrastructure business that supports its production activities. Additionally, our assets are strategically located within Oasis Petroleum’s acreage positions and are in close proximity to other operators, positioning us to become a leading provider of midstream services in the Williston Basin and the Delaware Basin.
We intend to expand our business through the acquisition of Oasis Petroleum’s retained interests in Bobcat DevCo and Beartooth DevCo, the acquisition of midstream assets that Oasis Petroleum constructs, through its wholly-owned subsidiary Oasis Midstream Services LLC (“OMS”), in the Williston Basin, Delaware Basin or in any other crude oil or natural gas basins that Oasis Petroleum may pursue, through selective acquisitions of complementary assets from third parties and by organic growth from the increased usage of our services by Oasis Petroleum and other third parties as they continue to develop their crude oil and natural gas resources. Oasis Petroleum accounts for a substantial portion of our revenues. It is the only customer that accounts for more than 10% of our revenues and the loss of Oasis Petroleum as a customer would have a material adverse effect on us. See “Item 1A. Risk Factors.”
Contractual arrangements with Oasis Petroleum
As of December 31, 2019, we are party to the following commercial agreements with certain wholly-owned subsidiaries of Oasis Petroleum:
Omnibus Agreement; Subject Assets
The Partnership entered into an omnibus agreement (the “Omnibus Agreement”) with Oasis Petroleum and certain of its affiliates, pursuant to which:
•Oasis Petroleum granted the Partnership a ROFO with respect to (i) its retained interests in each of Bobcat DevCo and Beartooth DevCo and (ii) any other midstream assets that Oasis Petroleum or any successor to Oasis Petroleum builds with respect to its acreage at the time of our initial public offering and elects to sell in the future, which ROFO converts into a ROFR upon a change of control of Oasis Petroleum;
•Oasis Petroleum provided the Partnership with a license to use certain Oasis Petroleum-related names and trademarks in connection with the Partnership’s operations; and
•Oasis Petroleum agreed to indemnify the Partnership for certain environmental and other liabilities, including certain liabilities related to the Mirada litigation (as described in the Omnibus Agreement, the “Mirada Litigation”), and the Partnership agreed to indemnify Oasis Petroleum for certain environmental and other liabilities related to the Partnership’s assets to the extent Oasis Petroleum is not required to indemnify the Partnership. See “Item 3. Legal Proceedings” below.

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
Gas Gathering, Compression, Processing and Gas Lift Agreement
The Partnership entered into a Gas Gathering, Compression, Processing and Gas Lift Agreement with Oasis Petroleum North America LLC (“OPNA”), Oasis Petroleum Marketing LLC (“OPM”) and OMS (the “Gas Gathering Agreement”) pursuant to which (i) OPNA and OPM agreed to deliver into the Partnership’s natural gas gathering system all of the natural gas produced that is owned or controlled by OPNA or OPM (subject to certain limited exceptions) from certain dedicated acreage in the Wild Basin area and (ii) OMS and the Partnership will perform certain gathering, compression, processing and gas lift services. The Gas Gathering Agreement provides for an initial term of 15 years. With respect to gas processing, the agreement provides that gas produced from the dedicated acreage, together with any third-party volumes, will be processed at the Partnership’s existing processing complex up to its working capacity.
Crude Oil Gathering, Stabilization, Blending and Storage Agreement - Williston Basin areas
The Partnership entered into a Crude Oil Gathering, Stabilization, Blending and Storage Agreement with OPNA, OPM and OMS (the “Crude Oil Gathering Agreement”) pursuant to which (i) OPNA and OPM agreed to deliver into the Partnership’s crude oil gathering system all of the crude oil produced that is owned or controlled by OPNA or OPM (subject to certain limited exceptions) from certain dedicated acreage in the Wild Basin area and (ii) OMS and the Partnership will perform certain gathering, stabilizing, blending and storing services for the crude oil delivered. The Crude Oil Gathering Agreement provides for an initial term of 15 years.
Crude Oil Gathering Agreement - Delaware Basin areas
Panther DevCo entered into a Crude Oil Gathering Agreement with Oasis Petroleum Permian LLC (“OPP”) and OPM (the "Panther Crude Oil Gathering Agreement") pursuant to which OPP and OPM agreed to deliver into Panther DevCo's crude oil gathering system all of the crude oil produced that is owned and controlled by OPP or OPM (subject to certain limited exceptions) from certain dedicated acreage in the Delaware Basin. The Panther Crude Oil Gathering Agreement also provides Oasis Petroleum with certain purchase rights and Panther DevCo with certain sale rights with respect to the Gathering System (as defined therein), in the event of a change of control of the Partnership or Panther DevCo, which rights will expire after two years.The Panther Crude Oil Gathering Agreement provides for an initial term of 15 years.
Produced and Flowback Water Gathering and Disposal Agreement - Bobcat DevCo areas
The Partnership entered into a Produced and Flowback Water Gathering and Disposal Agreement with OPNA and OMS (the “Wild Basin Produced Water Gathering Agreement”) pursuant to which OPNA dedicated certain acreage in the Wild Basin area to the Partnership for produced and flowback water gathering and disposal services. The Wild Basin Produced Water Gathering Agreement provides for an initial term of 15 years.
Produced and Flowback Water Gathering and Disposal Agreement - Beartooth DevCo areas
The Partnership entered into a Produced and Flowback Water Gathering and Disposal Agreement with OPNA and OMS (the “Beartooth Produced Water Gathering Agreement”) pursuant to which OPNA dedicated certain acreage in the Alger,

Cottonwood, Hebron, Indian Hills and Red Bank operating areas to the Partnership for produced and flowback water gathering and disposal services. The Beartooth Produced Water Gathering Agreement provides for an initial term of 15 years.
Produced and Flowback Water Gathering and Disposal Agreement - Delaware Basin areas
Panther DevCo entered into a Produced and Flowback Water Gathering and Disposal Agreement with OPP (the "Panther Produced Water Gathering Agreement") pursuant to which OPP dedicated certain acreage in the Delaware Basin to Panther DevCo for produced and flowback water gathering and disposal services. The Panther Produced Water Gathering Agreement also provides Oasis Petroleum with certain purchase rights and Panther DevCo with certain sale rights with respect to the Disposal System (as defined therein), in the event of a change of control of the Partnership or Panther DevCo, which rights will expire after two years. The Panther Produced Water Gathering Agreement provides for an initial term of 15 years.
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
Crude Transportation Services Agreement
Bighorn DevCo entered into an amendment and assignment agreement with OPM and OMS (the “Amendment and Assignment Agreement”) pursuant to which Bighorn DevCo became a party to the long-term, fixed-fee agreement previously entered into by OPM and OMS providing for crude transportation services from the Wild Basin area to Johnson’s Corner through a FERC-regulated pipeline system that has up to 75,000 barrels per day of operating capacity and firm capacity for committed shippers. The Amendment and Assignment Agreement is renewable at OPM’s option (subject to certain limitations) and includes minimum volume commitments that are not material to the Partnership’s operating results.
Capital expenditures
In 2019, gross capital expenditures were $212.9 million. Capital expenditures attributable to the Partnership were $198.6 million, of which $189.3 million was spent on expansion capital expenditures, $8.3 million was spent on maintenance capital expenditures and $0.9 million was related to capitalized interest.
On February 22, 2019, we entered into the MOU with Oasis Petroleum regarding the funding of Bobcat DevCo’s capital expenditures for the 2019 calendar year, referred to as the “2019 Capital Expenditures Arrangement”. Pursuant to the Amended and Restated Limited Liability Company Agreement of Bobcat DevCo LLC, as amended (the “First A&R Bobcat LLCA”), the Partnership and Oasis Petroleum are each required to make pro-rata capital contributions to Bobcat DevCo in accordance with their respective percentage ownership interests in Bobcat DevCo. Pursuant to the MOU, the Partnership agreed to make up to $80.0 million of capital expenditures to Bobcat DevCo that Oasis Petroleum would otherwise be required to contribute under the First A&R Bobcat LLCA. In connection with execution of the MOU, the Partnership and Oasis Petroleum amended the First A&R Bobcat LLCA and entered into the Second Amended and Restated Limited Liability Company Agreement of Bobcat DevCo LLC (the “Second A&R Bobcat LLCA”). The Second A&R Bobcat LLCA includes provisions applicable to the disproportionate capital contributions that the Partnership will make to Bobcat DevCo in connection with the 2019 Capital Expenditures Arrangement. Pursuant to the Second A&R Bobcat LLCA, upon the occurrence of a disproportionate capital contribution, the percentage interests of the Partnership and Oasis Petroleum in Bobcat DevCo will be adjusted to take into account the amount of the disproportionate capital contribution. During the year ended December 31, 2019, the Partnership made capital contributions to Bobcat DevCo pursuant to the 2019 Capital Expenditures Arrangement of $73.0 million. As a result, the Partnership’s ownership interest in Bobcat DevCo increased from 25% as of December 31, 2018 to 35.3% as of December 31, 2019. The 2019 Capital Expenditures Arrangement ended on December 31, 2019 (see Note 5 to our consolidated financial statements).
Our 2020 capital expenditures program, excluding acquisitions, will accommodate a gross capital expenditure level of approximately $110 million to $120 million, with approximately $68 million to $75 million attributable to the Partnership. We expect to spend approximately 6% to 8% of EBITDA for maintenance capital expenditures, which is included in our total capital expenditure program.
See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Competition
As a result of our long-term, fixed fee commercial agreements with Oasis Petroleum, we do not compete for the portion of Oasis Petroleum’s existing operations for which we currently provide midstream infrastructure services. For areas where acreage is not dedicated to us, the DevCos will compete with similar enterprises in providing additional midstream infrastructure services in those areas of operation. Some of these competitors may expand or construct midstream infrastructure systems that would create additional competition for the services provided by the DevCos to crude oil and natural gas producers. In addition, third parties that are significant producers of crude oil and natural gas in the DevCos’ areas of operation may develop their own midstream infrastructure systems in lieu of employing the DevCos’ services.
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
Pipeline Safety Regulation
Certain of our pipelines are subject to regulation by the federal Pipeline and Hazardous Materials Safety Administration (“PHMSA”) under the Hazardous Liquid Pipeline Safety Act (“HLPSA”) with respect to crude oil and the Natural Gas Pipeline Safety Act (“NGPSA”) with respect to natural gas. The HLPSA and NGPSA govern the design, installation, testing, construction, operation, replacement and management of crude oil and natural gas pipeline facilities. These laws have resulted in the adoption of rules by PHMSA, that, among other things, require transportation pipeline operators to implement integrity management programs to comprehensively evaluate certain relatively higher risk areas, known as high consequence areas (“HCAs”) and moderate consequence areas (“MCAs”) along pipelines and take additional safety measures to protect people and property in these areas. The HCAs for natural gas pipelines are predicated on high-population areas (which, for natural gas transmission pipelines, may include Class 3 and Class 4 areas), whereas HCAs for crude oil pipelines are based on high-population areas, certain drinking water sources and unusually sensitive ecological areas. An MCA is attributable to natural gas pipelines and is based on high-population areas as well as certain principal, high-capacity roadways, but an MCA does not meet the relatively higher population totals of an HCA and therefore are located outside of HCA coverages. In addition, states have adopted regulations similar to existing PHMSA regulations for certain intrastate gas and hazardous liquid pipelines, which regulations may impose more stringent requirements than found under federal law. Historically, our pipeline safety compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance costs will not have a material adverse effect on our business and operating results. New pipeline safety laws or regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays.
Legislation in recent years has resulted in more stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. The HLPSA and NGPSA were amended by the Pipeline, Safety, Regulatory Certainty, and Job Creation Act of 2011 (the “2011 Pipeline Safety Act”). The 2011 Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. In June 2016, the 2016 Pipeline Safety Act (the “2016 Pipeline Safety Act”) was passed, extending PHMSA’s statutory mandate through September 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and developing new safety standards for natural gas storage facilities. The 2016 Pipeline Safety Act also empowers PHMSA to address unsafe conditions or practice constituting imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of hazardous liquid or gas pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued an interim rule in 2016 and a final rule on October 1, 2019 to implement the agency’s expanded authority to address such conditions or practices that pose an imminent hazard to life, property or the environment. Because the 2016 Pipeline Safety Act reauthorized PHMSA’s hazardous liquid and gas pipeline programs only through September 30, 2019, we anticipate that Congress will issue an updated pipeline safety law in 2020 that will reauthorize those programs through 2023.
The adoption of new or amended regulations by PHMSA that result in more stringent or costly pipeline integrity management or safety standards could have a significant adverse effect on our results of operations. For example, on October 1, 2019, PHMSA published a final rule that significantly extends and expands the reach of certain PHMSA hazardous liquid pipeline integrity management requirements, such as, for example, periodic assessments and expanded use of leak detection systems, regardless of the pipeline’s proximity to an HCA (for example, integrity assessments at least once every 10 years for onshore, piggable, hazardous liquid pipeline segments located outside of HCAs, and expanded use of leak detection systems outside of HCAs on all regulated hazardous liquid pipelines other than offshore gathering and regulated rural gathering pipelines). The final rule was initially issued by PHMSA under the Obama Administration in late 2016, but publication and effectiveness of the final rule was subsequently delayed following the election of President Trump and change in presidential administrations in January 2017. The October 1, 2019 final rule becomes effective on July 1, 2020 and, in addition to the stated integrity management requirements, requires all hazardous liquid pipelines in or affecting an HCA to be capable of accommodating in-line inspection tools within the next 20 years unless the basic construction of a pipeline cannot be modified to permit that accommodation. Also, this final rule extends annual accident and safety-related conditional reporting requirements to hazardous liquid gravity lines and certain gathering lines and also imposes inspection requirements on hazardous liquid pipelines in areas affected by extreme weather events and natural disasters, such as hurricanes, landslides, floods, earthquakes or other similar events that are likely to damage infrastructure.
In a second example, in 2016, PHMSA announced a proposed rulemaking that would impose new or more stringent requirements for certain gas lines and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas pipelines in newly defined MCAs; requiring natural gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures (“MAOP”); and requiring certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards. Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements for natural gas pipelines and also require consideration of seismicity in evaluating threats to pipelines. PHMSA has since decided to split its 2016 proposed rule, which has become known as the “Gas Mega Rule,” into three separate rulemaking proceedings to facilitate completion. The first of these three rulemakings, relating to onshore gas transmission pipelines, was published as a final rule on October 1, 2019, becomes effective on July 1, 2020 and imposes numerous requirements on such pipelines, including maximum allowable operating pressure reconfirmation, the assessment of additional pipeline mileage outside of HCAs (including all MCAs and those Class 3 and Class 4 areas not found in HCAs) within 14 years of the publication date and at least once every 10 years thereafter, the reporting of exceedances of maximum allowable operating pressures, and the consideration of seismicity as a risk factor in integrity management. The remaining rulemakings comprising the Gas Mega Rule are expected to be issued in 2020. New legislation or any new regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays. In the absence of the PHMSA pursuing any legal requirements, state agencies, to the extent authorized, may pursue state standards, including standards for rural gathering lines.

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
We also generate and accept for disposal from our E&P customers wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. RCRA regulates the generation, storage, treatment, transportation and disposal of both non-hazardous and hazardous wastes, but it imposes more stringent requirements on the management of hazardous wastes. In the course of our or our customers’ operations, some amounts of ordinary industrial wastes are generated that may be regulated as hazardous wastes. Most E&P waste, if properly handled, is exempt from regulation as a hazardous waste under RCRA. However, it is possible that certain E&P waste now classified as non-hazardous waste and exempt from treatment as hazardous wastes may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes. Repeal or modification of the current RCRA E&P waste exemption or similar exemptions under state law could cause us and our customers to become subject to more rigorous and costly operating and disposal requirements, which could have a material adverse effect on our results of operations and financial position.
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
There exists a growing concern amongst the public and federal and state agencies that the injection of produced and flowback water into belowground disposal wells may trigger seismic activity. In 2016, the United States Geological Survey identified Texas as being among six states with areas of increased rates of induced seismicity that could be attributed to fluid injection or crude oil and natural gas extraction. Since that time, the United States Geological Survey indicates that these rates have decreased in these states, although concern continues to exist over quakes arising from induced seismic activities. In response to these concerns, federal and some state agencies are investigating whether such wells have caused increased seismic activity. Also, regulators in some states have adopted, and other states are considering adopting, additional requirements related to seismic safety, including the permitting of disposal wells or otherwise to assess any relationship between seismicity and the use of such wells, which has resulted in some states restricting, suspending or shutting down the use of such injection wells. For example, in Texas, the Texas Railroad Commission has adopted rules governing the permitting or re-permitting of wells used to dispose of produced water and other fluids resulting from the production of crude oil and natural gas in order to address these seismic activity concerns within the state. Also, North Dakota requires a map depicting the area around the location where the disposal well is proposed that depicts any known or suspected faults. The adoption and implementation of any new laws or regulations that restrict our ability to dispose of produced and flowback water gathered from Oasis Petroleum and our other third-party E&P customers, such as by limiting volumes, disposal rates, disposal well locations or otherwise, or by requiring us to shut down disposal wells, could reduce the demand for our produced and flowback water gathering and disposal services and have a material adverse effect on our business, financial condition and results of operations.
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
The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers (“Corps”). The EPA and the Corps under the Obama Administration published a final rule in 2015 that attempted to clarify federal jurisdiction under the Clean Water Act over waters of the United States, including wetlands. In 2017, the EPA and the Corps under the Trump Administration agreed to reconsider the 2015 rule and, thereafter, on October 22, 2019, the agencies published a final rule made effective on December 23, 2019, rescinding the 2015 rule. On January 23, 2020, the two agencies issued a final rule re-defining such jurisdiction, which redefinition is narrower than found in the 2015 rule. Upon being published in the Federal Register and the passage of 60 days thereafter, the January 23, 2020 final rule will become effective, at which point the United States will be covered under a single regulatory scheme as it relates to federal jurisdictional reach over waters of the United States. However, there remains the expectation that the January 23, 2020 final rule also will be legally challenged by those who oppose less stringent federal permitting authority in federal district court, following the rule’s publication in the Federal Register. To the extent that any challenge to the January 23, 2020 final rule is successful and the 2015 rule or a revised rule expands the scope of the Clean Water Act’s jurisdiction in areas where we or our customers conduct operations, such developments could incur increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
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
In recent years, there has been increased regulation with respect to air emissions resulting from the crude oil and natural gas sector. For example, in 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion under both the primary and secondary standards. Since that time, the EPA has issued area designations with respect to ground-level ozone and has issued final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS. State implementation of these revised standards for ground-level ozone could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant.

Climate Change
Climate change continues to attract considerable public, political and scientific attention. As a result, numerous regulatory initiatives have been made, and are likely to continue to be made, at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases (“GHGs”) as well as to restrict or eliminate such future emissions. These regulatory efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. Additionally, the threat of climate change has resulted in increasing political, litigation and financial risks associated with the production of fossil fuels and emission of GHGs. The adoption and implementation of any federal or state legislation, regulations or executive orders or the occurrence of any litigation or financial developments that impose more stringent requirements or bans on GHG-emitting production activities or locations where such production activities may occur, impose liabilities for past conduct relating to GHG-emitting production activities or limit or eliminate sources of financing for on-going production operations could require our E&P customers to incur increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas that, in turn, could reduce demand for our products and services. See “Item 1A. Risk Factors – Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, including regulatory, political, litigation and financial risks, which could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide” for additional information relating to risks arising out of climate change, including the emission of GHGs.
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
Hydraulic fracturing is typically regulated by state crude oil and natural gas commissions and similar agencies but federal agencies have conducted investigations or asserted regulatory authority over certain aspects of the process. For example, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances. Additionally, the EPA has asserted regulatory authority pursuant to the SDWA UIC program over hydraulic fracturing activities to the extent involving the use of diesel and issued guidance covering such activities; has issued an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing operations under Section 8 of the Toxic Substances Control Act; and published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional crude oil and natural gas extraction facilities to publicly owned wastewater treatment plants.
From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing, including the underground disposal of fluids or propping agents associated with such fracturing activities and the disclosure of the chemicals used in the fracturing process. However, concern over the threat of climate change has resulted in the making of pledges by certain candidates seeking the office of the President of the United States in 2020 to ban hydraulic fracturing of oil and natural gas wells.
In addition, a number of states, including North Dakota, Montana and Texas, where we operate, have adopted, and other states are considering adopting, regulations imposing new permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. States could impose moratoriums or elect to place certain prohibitions on hydraulic fracturing, similar to the approach taken by the States of Maryland, New York and Vermont. Also, local governments could seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.
If new federal, state or local restrictions or bans on hydraulic fracturing are adopted in areas where our E&P customers operate, our E&P customers’ fracturing activities could become subject to additional permit requirements, reporting requirements, operational restrictions, permitting delays, restrictions or cancellations in their production activities or additional costs. Any such laws or regulations could adversely affect the determination of whether a well is commercially viable and reduce the amount of crude oil and natural gas that our customers are ultimately able to produce in commercial quantities, and thus significantly affect our business. Such laws and regulations could also materially increase our cost of business by more strictly regulating how hydraulic fracturing wastes are handled or disposed, which could have an indirect adverse impact on the demand for our produced and flowback water gathering and disposal services.
National Environmental Policy Act
Crude oil and natural gas E&P activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the U.S. Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. The process involves the preparation of either an environmental assessment or a more detailed environmental impact statement depending on whether the specific circumstances surrounding the proposed federal action will have a significant impact on the human environment. The NEPA process involves public input through comments, which can alter the nature of a proposed project either by limiting the scope of the project or requiring resource-

specific mitigation. NEPA decisions can be appealed through the court system by process participants. This process may result in delaying, limiting or prohibiting the permitting and development of projects or performance of midstream services, increase the costs of permitting and developing some facilities and could result in certain instances in the cancellation of existing leases.
Endangered Species
The Endangered Species Act (“ESA”) and comparable state laws restrict crude oil and natural gas-related activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Birds Treaty Act. To the extent species that are listed under the ESA or similar state laws live in the areas where our operations and our E&P customers’ operations are conducted, our and our customers’ abilities to conduct or expand operations and construct facilities could be limited or could force us or our customers to incur significant additional costs. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for crude oil and natural gas development. In addition, the U.S. Fish and Wildlife Service may make new determinations on the listing of species as endangered or threatened under the ESA. The designation of previously undesignated species as endangered or threatened could cause us to incur additional costs or cause our customers’ operations to become subject to operating restrictions or bans or limit future development activity in affected areas, which developments could reduce demand for our gathering, transportation, processing and disposal services.
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
Intrastate natural gas transportation and facilities are also subject to regulation by state regulatory agencies, and certain transportation services provided by intrastate pipelines are also regulated by FERC. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors. Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas that our customers produce.
Other Federal Laws and Regulations Affecting our Industry
Energy Policy Act of 2005. On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005 (“EPAct 2005”). EPAct 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, EPAct 2005 amends the NGA to add an anti-manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. EPAct 2005 provides FERC with the power to assess civil penalties of up to $1,291,894 per day for violations of the NGA, adjusted annually for inflation, and increases FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1,291,894 per violation per day, adjusted annually for inflation. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-manipulation provision of EPAct 2005, and subsequently denied rehearing. The rule makes it unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, to (1) use or employ any device, scheme or artifice to defraud; (2) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) engage in any act, practice or course of business that operates as a fraud or deceit upon any person. The new anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but do apply to activities of gas pipelines and storage companies that provide interstate services, such as Section 311 service, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order No. 704, as described below. The anti-manipulation rules and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority. Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.
State Regulation
States regulate the drilling for crude oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of crude oil and natural gas resources. For example, in 2014, the North Dakota Department Industrial Commission (“NDIC”) adopted Order No. 24665 (the “2014 Order”), pursuant to which the agency adopted legally enforceable “gas capture percentage goals” targeting the capture of natural gas produced in the state between October 1, 2014 and October 1, 2020. Modification of the 2014 Order by the NDIC in late 2015 resulted in revised gas capture percentage goals of 88% and 91% required to be achieved by November 1, 2018 and November 1, 2020, respectively. Recently, in November 2018, the NDIC considered revising its 2018 and 2020 gas capture percentage goals but elected to retain those standards; however, the NDIC revised the flaring program’s policy goals such that the crude oil and gas exploration and production industry has more flexibility in removing certain gas volumes from consideration in calculating compliance with the state’s gas capture percentage goals. The NDIC continues to adhere to other aspects of the modified 2014 Order, including development of Gas Capture Plans that provide measures for reducing the amount of natural gas flared by those operators so as to be consistent with the agency’s gas capture percentage goals. Also, wells must continue to meet or exceed the NDIC’s gas capture percentage goals on a per-well, per-field, county or statewide basis. If an operator is unable to attain the applicable gas capture percentage goal at maximum efficient rate, wells will be restricted in production to 200 barrels of crude oil per day if at least 60% of the monthly volume of associated natural gas produced from the well is captured, or otherwise crude oil production from such wells shall not exceed 100 barrels of crude oil per day. However, the NDIC will consider flexibility to these production restrictions, by means of temporary exemptions, for other types of extenuating circumstances after notice and hearing if the effect of such flexibility is a significant net increase in gas capture within one year of the date such relief is granted. Monetary penalty provisions also apply under this policy in the event an operator not meeting the gas capture percentage goals fails to timely file for a hearing with the NDIC upon being unable to meet such percentage goals or if the operator fails to timely implement production restrictions once below the applicable percentage goals. In late 2019, the overall natural gas capture rate for producers in North Dakota failed to attain the current statewide gas capture rate of 88%, and the gas capture rate will increase to 91% on November 1, 2020. To the extent that our E&P customers attempt to, but cannot comply with these gas capture requirements, those customers could incur increased compliance costs or restrictions on future production, which development could reduce demand for our services and have an adverse effect on our results of operations.
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
Employees
We do not have any employees. The officers of our General Partner, who are also officers of Oasis Petroleum, manage our operations and activities. As of December 31, 2019, Oasis Petroleum employed approximately 102 people who provide direct, full-time support to our operations. All of the employees that conduct our business are employed by Oasis Petroleum and its affiliates. We believe that Oasis Petroleum and its affiliates have a satisfactory relationship with those employees.
Office
The principal office of our Partnership is located at 1001 Fannin Street, Suite 1500, Houston, Texas 77002.
Available information
We are required to file annual, quarterly and current reports and other information with the United States Securities and Exchange Commission (“SEC”). Our filings with the SEC are available to the public from commercial document retrieval services and at the SEC’s website at http://www.sec.gov. Our common stock is listed and traded on The NASDAQ Stock

Market LLC (“Nasdaq”) under the symbol “OMP.” We make available on our website at http://www.oasismidstream.com all of the documents that we file with the SEC, free of charge, as soon as reasonably practicable after we electronically file such material with the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
Other information, such as presentations, the charter of the Audit Committee and the Code of Business Conduct and Ethics are available on our website, http://www.oasismidstream.com, under “Investor Relations — Corporate Governance” and in print to any unitholders who provide a written request to the Corporate Secretary at 1001 Fannin Street, Suite 1500, Houston, Texas 77002.
Our Code of Business Conduct and Ethics applies to all directors, officers and employees, including the Chief Executive Officer and Chief Financial Officer. Within the time period required by the SEC and Nasdaq, as applicable, we will post on our website any modification to the Code of Business Conduct and Ethics any waivers applicable to senior officers who are defined in the Code of Business Conduct and Ethics, as required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”).

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
We are substantially dependent on Oasis Petroleum as our most significant current customer, and we expect to derive a substantial majority of our revenues from Oasis Petroleum for the foreseeable future. As a result, any event, whether in our areas of operation or otherwise, that adversely affects Oasis Petroleum’s production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and distributable cash. Accordingly, we are indirectly subject to the business risks of Oasis Petroleum, including, among others:
•a reduction in or slowing of Oasis Petroleum’s anticipated drilling and production schedule, which would directly and adversely impact demand for our midstream infrastructure;
•the volatility of crude oil and natural gas prices, which could have a negative effect on the value of Oasis Petroleum’s properties, its drilling programs or its ability to finance its operations;
•changes in regulations or statutes applicable to us or Oasis Petroleum, which could have a negative effect on the value of our facilities or services or Oasis Petroleum’s properties, its drilling programs or its ability to finance its operations;
•the availability of capital on an economic basis to fund Oasis Petroleum’s exploration and development activities;
•Oasis Petroleum’s ability to replace reserves;
•Oasis Petroleum’s ability to market and deliver commodities downstream of our systems;
•Oasis Petroleum’s drilling and operating risks, including potential environmental liabilities;
•severe weather that may adversely affect Oasis Petroleum’s production and operations;
•limitations on Oasis Petroleum’s operations resulting from its debt restrictions and financial covenants;
•adverse effects of governmental and environmental regulation; and
•losses from pending or future litigation.
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
In order to make our minimum quarterly distribution of $0.3750 per common unit and subordinated unit per quarter, or $1.50 per unit per year, we will require available cash of approximately $12.7 million per quarter, or approximately $50.7 million per year, based on the common units and subordinated units outstanding as of February 19, 2020. We may not generate sufficient cash flows to support the payment of the minimum quarterly distribution to our unitholders.
The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:
•Oasis Petroleum’s and our third-party customers’ ability to fund their drilling programs in our areas of operation;
•market prices of crude oil and natural gas and their effect on Oasis Petroleum’s and third parties’ drilling schedule, as well as produced volumes;
•the fees we charge, and the margins we realize, from our midstream infrastructure business;
•the volumes of natural gas we gather, compress and process, the volumes of crude oil we gather, blend, stabilize and transport, the volumes of produced and flowback water we collect or dispose of and the volumes of freshwater we distribute;
•our ability to make acquisitions of other midstream infrastructure assets, including any of the Subject Assets, or other assets that complement or diversify our operations;
•the level of competition from other companies;
•costs associated with leaks or accidental releases of hydrocarbons or produced and flowback water into the environment, as a result of human error or otherwise;
•adverse weather conditions, natural disasters, vandalism and acts of terror;
•the level of our operating, maintenance and general and administrative costs;
•governmental regulations, including changes in governmental regulations, in our and our customers’ industries; and
•prevailing economic and market conditions.
In addition, the actual amount of our distributable cash will depend on other factors, including:
•the level and timing of capital expenditures we make;
•our debt service requirements and other liabilities;
•the level of our operating costs and expenses and the performance of our various facilities;
•our ability to make borrowings under the revolving credit facility (as defined below) to pay distributions;
•fees and expenses of our General Partner and its affiliates (including Oasis Petroleum) we are required to reimburse; and
•other business risks affecting our cash levels.

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
We have no control over Oasis Petroleum’s or other producers’ level of development and completion activity in our areas of operation, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines. In addition, we have no control over Oasis Petroleum or other producers or their development plan decisions, which are affected by, among other things:
•the availability and cost of capital;
•prevailing and projected crude oil and natural gas prices;
•the proximity, capacity, cost and availability of gathering and transportation facilities, and other factors that result in differentials to benchmark prices;
•demand for crude oil and natural gas;
•levels of reserves;
•geologic considerations;
•environmental or other governmental laws and regulations, including the availability of drilling permits, the regulation of hydraulic fracturing, the availability of certain federal income tax deductions with respect to crude oil and natural gas exploration and development, and state taxes on crude oil and natural gas extraction;
•shareholder activism or activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of crude oil and natural gas; and
•the costs of producing crude oil and natural gas and the availability and costs of drilling rigs and other equipment.
Fluctuations in energy prices can also greatly affect the development of reserves. In general terms, the prices of crude oil, natural gas and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include worldwide economic conditions, weather conditions and seasonal trends, the levels of domestic production and consumer demand, the availability of imported crude oil and liquefied natural gas (“ LNG”), the availability of transportation systems with adequate capacity, the volatility and uncertainty of regional pricing differentials, the price and availability of alternative fuels, the effect of energy conservation measures, the nature and extent of governmental regulation and taxation, and the anticipated future prices of crude oil, natural gas, LNG and other commodities. Declines in commodity prices could have a negative impact on Oasis Petroleum’s development and production activity, and if sustained, could lead to a material decrease in such activity. Sustained reductions in development or production activity in our areas of operation could lead to reduced utilization of our services.
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
Our customers’ willingness to engage in drilling and production of crude oil and natural gas depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control, such as:
•the supply of and demand for crude oil and natural gas;
•the level of prices, and expectations about future prices, of crude oil and natural gas;
•the cost of exploring for, developing, producing and delivering crude oil and natural gas, including fracturing services;
•the expected rate of decline of current crude oil and natural gas production;
•the discovery rates of new crude oil and natural gas reserves;
•available pipeline and other transportation capacity;
•lead times associated with acquiring equipment and products and availability of personnel;
•weather conditions, including hurricanes, tornadoes, wildfires, drought or man-made disasters that can affect crude oil and natural gas operations over a wide area, as well as local weather conditions in the Bakken Shale region of the Williston Basin in North Dakota that can have a significant impact on drilling activity in that region;
•regulations regarding flaring which may significantly increase the expenses associated with production;
•domestic and worldwide economic conditions;
•contractions in the credit market;
•political instability in certain crude oil and natural gas producing countries;
•the continued threat of terrorism and the impact of military and other action, including military action in the Middle East;
•governmental regulations, including income tax laws or government incentive programs relating to the crude oil and natural gas industry and the policies of governments regarding the exploration for and production and development of their crude oil and natural gas reserves;
•the level of crude oil production by non-OPEC countries and the available excess production capacity within OPEC;
•crude oil refining capacity and shifts in end-customer preferences toward fuel efficiency;
•potential acceleration in the development, and the price and availability, of alternative fuels;
•the availability of water resources for use in hydraulic fracturing operations;

•public pressure on, and legislative and regulatory interest in, federal, state and local governments to ban, stop, significantly limit or regulate hydraulic fracturing operations;
•technical advances affecting energy consumption;
•the access to and cost of capital for crude oil and natural gas producers;
•merger and divestiture activity among crude oil and natural gas producers; and
•the impact of changing regulations and environmental and occupational health and safety rules and policies.
Our ROFO/ROFR on Oasis Petroleum’s retained assets is subject to risks and uncertainty, and ultimately we may not acquire any of those assets.
At the closing of the initial public offering, Oasis Petroleum granted us a ROFO, which converts into a ROFR, applicable to a successor upon a change of control of Oasis Petroleum, with respect to its retained interests in two of our DevCos and any other midstream assets that Oasis Petroleum builds with respect to its acreage at the time of our initial public offering and elects to sell in the future. The consummation and timing of any acquisition by us of the assets covered by our ROFO or ROFR, as applicable, will depend upon, among other things, our ability to reach an agreement with Oasis Petroleum on price and other terms and our ability to obtain financing on acceptable terms. Moreover, Oasis Petroleum is only obligated to offer to sell us the Subject Assets if Oasis Petroleum decides to monetize such assets. Accordingly, we can provide no assurance whether, when or on what terms we will be able to successfully consummate any future acquisitions pursuant to our ROFO or ROFR, as applicable, and Oasis Petroleum is under no obligation to accept any offer that we may choose to make or to enter into any commercial agreements with us. Additionally, we may decide not to exercise our ROFO or ROFR, as applicable, when we are permitted to do so, and our decision will not be subject to unitholder approval. Finally, both the ROFO and the ROFR will terminate in the event Oasis Petroleum elects to sell our General Partner to a third party (other than in connection with a change of control of Oasis Petroleum).
Certain of our commercial agreements with Oasis Petroleum provide it with termination rights under certain circumstances. In the event Oasis Petroleum were to exercise its termination rights under such circumstances, it may have a material adverse effect on our business, results of operations or financial position.
Certain of the commercial agreements that the Partnership has entered into with subsidiaries of Oasis Petroleum contain provisions that, upon (i) assignment of the agreement by the Partnership to a party that is not an affiliate of the Partnership or OMS or (ii) a change of control of the Partnership that results in the Partnership or the applicable DevCo(s) no longer being controlled by Oasis Petroleum, OPNA, OPM and/or OMS, as applicable, grant Oasis Petroleum the right to renegotiate the terms of such agreement with the Partnership. In the event that the Partnership and Oasis Petroleum are unable to agree on mutually agreeable amendments (if any), Oasis Petroleum will have the right to terminate the agreement. The substantial majority of the Partnership’s revenues are derived from operations performed pursuant to these agreements. If the foregoing circumstances were to occur and Oasis Petroleum were to cause the termination of any or all of such commercial agreements, it may have a material adverse effect on the Partnership’s business, results of operations or financial position.
Due to our lack of asset and geographic diversification, adverse developments in the areas in which we are located could adversely impact our financial condition, results of operations and cash flows and reduce our ability to make distributions to our unitholders.
Our midstream infrastructure assets are located in the Williston Basin in North Dakota and Montana and the Delaware Basin in Texas. As a result of this concentration, our financial condition, results of operations and cash flows are significantly dependent upon the demand for our midstream infrastructure assets in these areas, and we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by governmental regulation, market limitations, or other adverse events at one of our midstream infrastructure assets. As we are substantially dependent on Oasis Petroleum, as our largest customer, if Oasis Petroleum were to shift the geographic focus of its drilling activities away from the Williston Basin or Delaware Basin, there could be a reduction in the development activity tied to our assets, which could reduce our revenue and cash flows and adversely affect our ability to make cash distributions to our unitholders.
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
To the extent Oasis Petroleum shifts the focus of its development away from the acreage dedicated to us and to other areas of operations where we do not have assets or acreage dedications, our results of operations and distributable cash could be adversely affected. In addition, because of contractual dedications to third-party crude oil and natural gas gathering companies, our opportunity to purchase additional midstream assets from Oasis Petroleum is generally limited to midstream assets Oasis Petroleum may develop in the City of Williston, Painted Woods, Missouri, Dublin, Target, and Far North Cottonwood areas and other areas Oasis Petroleum may develop in the future.
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
In addition, at the time of our initial public offering, Oasis Petroleum had acreage dedications to third-party midstream service providers for natural gas services and for crude oil services. Accordingly, our ROFO or ROFR, as applicable, on additional midstream assets from Oasis Petroleum would be applicable only if Oasis Petroleum elects to build and sell assets in these areas when the existing third-party dedication lapses. As a result, our opportunity to acquire crude oil and gas gathering, processing and transportation assets from Oasis Petroleum, including pursuant to our ROFO or ROFR, as applicable, is generally limited, in the near term, to assets Oasis Petroleum may develop on its acreage at the time of our initial public offering in the City of Williston, Painted Woods, Missouri, Dublin, Target, and Far North Cottonwood areas. If Oasis Petroleum does not develop midstream assets in these areas or elects not to offer them for sale, our ability to grow through the acquisition of additional midstream assets from Oasis Petroleum may be significantly and adversely impacted.
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
We may be unable to grow by acquiring from Oasis Petroleum the retained non-controlling interests in two of our DevCos or any other midstream assets that Oasis Petroleum builds with respect to its acreage and elects to sell in the future, which could limit our ability to increase our distributable cash.
Part of our strategy for growing our business and increasing distributions to our unitholders is dependent upon our ability to make acquisitions that increase our distributable cash. Part of the acquisition component of our growth strategy is based upon our expectation of future divestitures by Oasis Petroleum to us of retained, acquired or developed midstream assets and portions of its retained, non-controlling interests in two of our DevCos. While we are beneficiaries of our ROFO or ROFR, as applicable, under our Omnibus Agreement, Oasis Petroleum is under no obligation to sell its retained interests in two of our DevCos or to offer to sell us any additional midstream assets, we are under no obligation to buy any additional interests or assets from Oasis Petroleum and we do not know when or if Oasis Petroleum will decide to sell its retained interests in two of our DevCos or make any offers to sell assets to us. We may never purchase all or any portion of the retained, non-controlling interests in two of our DevCos or any other midstream assets from Oasis Petroleum for several reasons, including the following:
•Oasis Petroleum may choose not to sell these non-controlling interests or assets;
•we may not accept offers for these assets or make acceptable offers for these equity interests;
•we and Oasis Petroleum may be unable to agree to terms acceptable to both parties;
•we may be unable to obtain financing to purchase these non-controlling interests or assets on acceptable terms or at all; or
•we may be prohibited by the terms of our debt agreements (including our revolving credit facility, as defined below) or other contracts from purchasing some or all of these non-controlling interests or assets, and Oasis Petroleum may be prohibited by the terms of its debt agreements or other contracts from selling some or all of these non-controlling interests or assets. If we or Oasis Petroleum must seek waivers of such provisions or refinance debt governed by such provisions in order to consummate a sale of these non-controlling interests or assets, we or Oasis Petroleum may be unable to do so in a timely manner or at all.

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
On February 2, 2018 and February 16, 2018, Mirada filed a second and third amended petition, respectively. In these filings, Mirada alleged new legal theories for being entitled to enforce the underlying contracts and added Bighorn DevCo, Bobcat DevCo and Beartooth DevCo as defendants, asserting that these entities were created in bad faith in an effort to avoid contractual obligations owed to Mirada.
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
On November 1, 2019, Mirada filed a sixth amended petition that stated that Mirada seeks in excess of $200 million in damages and asserted that OMS is an agent of OPNA and OPNA, OMS, the Partnership, Bighorn DevCo, Bobcat DevCo and Beartooth DevCo are agents of Oasis Petroleum. Mirada also changed its allegation that it may elect a new operator for the subject wells to instead allege that Mirada may remove Oasis Petroleum as operator.
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
Oasis Petroleum and the Partnership believe that Mirada’s claims are without merit, that Oasis Petroleum has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements which do not apply to Oasis Petroleum. Oasis Petroleum filed answers denying all of Mirada’s claims and intends and continues to vigorously defend against Mirada’s claims. Discovery is ongoing, and each of the parties has made a number of procedural filings and motions, and additional filings and motions can be expected over the course of the claim. Trial is scheduled for May 2020. Neither the Partnership nor Oasis Petroleum can predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to the Partnership’s or Oasis Petroleum’s interests, or if the Partnership or Oasis Petroleum were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on the Partnership’s business, financial condition, results of operations and cash flows. Such an adverse determination could materially impact Oasis Petroleum’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in Oasis Petroleum’s midstream operations could materially reduce the interests of Oasis Petroleum and the Partnership in the Partnership’s current assets and future midstream opportunities and related revenues in Wild Basin. Under the Omnibus Agreement the Partnership entered into with Oasis Petroleum in connection with the closing of the initial public offering, Oasis Petroleum agreed to indemnify the Partnership for any losses resulting from this litigation. However, the Partnership cannot guarantee that such indemnity will fully protect the Partnership from the adverse consequences of any adverse ruling.
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
We also have many competitors in the midstream infrastructure business. Other companies offer similar third-party natural gas gathering, compression, processing and gas lift; crude oil gathering, stabilization, blending, storage and transportation; produced and flowback water gathering and disposal; and freshwater distribution services in our areas of operation. Some of our competitors for third-party volumes have greater financial resources and access to larger supplies of crude oil and natural gas than those available to us, which could allow those competitors to price their services more aggressively than we do. With respect to our produced and flowback water gathering and disposal and freshwater distribution operations, vehicle-based competition has the ability to expand to additional basins more quickly than pipeline-based assets and at a lower initial capital cost. In addition, many companies manage a portion of their own produced and flowback water internally without using a third-party provider, and some companies also compete with us by offering gathering and disposal to other crude oil and natural gas companies. Furthermore, technologies may be developed that could be used by our customers to recycle produced and flowback water and to recover crude oil through crude oilfield waste processing. Potential third-party customers regularly evaluate the best combination of value and price from competing alternatives and new technologies and, in the absence of a long-term contractual arrangement, can move between alternatives or, in some cases, develop their own alternatives with relative ease. This competition influences the prices we charge and requires us to control our costs aggressively and maximize efficiency in order to maintain acceptable operating margins; however, we may be unable to do so and remain competitive on a cost-for-

service basis. In addition, existing and future competitors may develop or offer midstream infrastructure or new technologies that have pricing, location or other advantages over the gathering and disposal services we provide, including a lower cost of capital.
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
Any acquisition involves potential risks, including, among other things:
•mistaken assumptions about volumes, revenue and costs, including synergies and potential growth;
•an inability to secure adequate customer commitments to use the acquired systems or facilities;
•an inability to integrate successfully the assets or businesses we acquire;
•the assumption of unknown environmental and other liabilities for which we are not indemnified or for which our indemnity is inadequate;
•limitations on rights to indemnity from the seller;
•mistaken assumptions about the overall costs of equity or debt;
•customer or key personnel losses at the acquired businesses;
•the diversion of management’s and employees’ attention from other business concerns; and
•unforeseen difficulties operating in new geographic areas or business lines.
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
Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our or Oasis Petroleum’s financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to pay distributions to our unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the prevailing distribution rate. None of our General Partner, Oasis Petroleum or any of their respective affiliates is committed to providing any direct or indirect support to fund our growth outside of our contractual commercial agreements with Oasis Petroleum.
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
We depend upon the uninterrupted operations of our gathering system for the gathering of crude oil, natural gas and produced and flowback water, the disposal of produced and flowback water and the distribution of freshwater, as well as the need for collection of crude oil, natural gas and produced and flowback water produced by our customers, including Oasis Petroleum and third parties. Any significant interruption at these assets or facilities would adversely affect our results of operations, cash flows and ability to make distributions to our unitholders. Operations at our midstream infrastructure assets and at the facilities owned or operated by our customers whom we rely upon for producing crude oil, natural gas and produced and flowback water could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:
•catastrophic events, including tornadoes, seismic activity such as earthquakes, lightning strikes, fires and floods;
•loss of electricity or power;
•rupture, spills or other unauthorized releases in or from gathering pipelines and disposal facilities;
•explosion, breakage, loss of power or accidents to machinery, storage tanks or facilities;
•leaks in packers and tubing below the surface, failures in cement or casing or ruptures in the pipes, valves, fittings, hoses, pumps, tanks, containment systems or houses that lead to spills or employee injuries;
•environmental remediation;
•pressure issues that limit or restrict our ability to inject water into the disposal well or limitations with the injection zone formation and its permeability or porosity that could limit or prevent disposal of additional fluids;
•labor difficulties;
•malfunctions in automated control systems at our assets or facilities;
•disruptions in the supply of produced and flowback water to our assets;
•failure of third-party pipelines, pumps, equipment or machinery; and
•governmental mandates, compliance, inspection, restrictions or laws and regulations.
In addition, there can be no assurance that we are adequately insured against such risks. As a result, our revenue and results of operations could be materially adversely affected.

If third-party pipelines or other facilities interconnected to our midstream systems become partially or fully unavailable, or if the volumes we gather or treat do not meet the quality specifications of such pipelines or facilities, our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be adversely affected.
Our midstream systems are connected to other pipelines or facilities, some of which are owned by third parties. The continuing operation of such pipelines or facilities is not within our control. In addition, these downstream operators may impose specifications for the products that they are willing to accept. If the total mix of a product fails to meet the applicable product quality specifications, these downstream operators may refuse to accept all or a part of the products or may invoice us for the costs to handle or damages from receiving out-of-specification products.
If any of these pipelines or facilities becomes unable to gather, transport, treat or process natural gas or crude oil, or if the volumes we gather or transport do not meet the quality specifications of such pipelines or facilities, our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be adversely affected.
Our exposure to commodity price risk may change over time and we cannot guarantee the terms of any existing or future agreements for our midstream services with third parties or with Oasis Petroleum.
We currently generate the majority of our revenues pursuant to fee-based agreements under which we are paid based on volumetric fees, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows have minimal direct exposure to commodity price risk. However, Oasis Petroleum and our other upstream customers are exposed to commodity price risk, and extended reduction in commodity prices could reduce the future production volumes available for our midstream services below expected levels. Although we intend to maintain fee-based pricing terms on both new contracts and existing contracts for which prices have not yet been set, our efforts to negotiate such terms may not be successful, which could have a materially adverse effect on our business.
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
Our revolving credit facility (the “Revolving Credit Facility”) contains a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:
•incur or guarantee additional debt;
•redeem or repurchase units or make distributions under certain circumstances;
•make certain investments and acquisitions;
•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates;
•merge or consolidate with another company; and
•transfer, sell or otherwise dispose of assets.
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
Our future level of debt could have important consequences to us, including the following:
•our ability to obtain additional financing, if necessary, for working capital, capital expenditures (including required well pad connections and well connections pursuant to our produced and flowback water gathering and disposal agreement as well as acquisitions) or other purposes may be impaired or such financing may not be available on favorable terms;
•our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flows required to make interest payments on our debt;
•we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•our flexibility in responding to changing business and economic conditions may be limited.
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
Obtaining a permit to own or operate produced and flowback water facilities generally requires us to establish performance bonds, letters of credit or other forms of financial assurance to address clean-up and closure obligations. As we acquire additional produced and flowback water facilities or expand our existing produced and flowback water facilities, these obligations will increase. Additionally, in the future, regulatory agencies may require us to increase the amount of our closure bonds at existing produced and flowback water facilities. We have accrued $1.7 million on our consolidated balance sheet related to our future closure obligations of our produced and flowback water facilities as of December 31, 2019. However, actual costs could exceed our current expectations, as a result of, among other things, federal, state or local government regulatory action, increased costs charged by service providers that assist in closing produced and flowback water facilities and additional environmental remediation requirements. The obligation to satisfy increased regulatory requirements associated with our produced and flowback water facilities could result in an increase of our operating costs and cause our available cash that we have to distribute to our unitholders to decline.
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
Hydraulic fracturing is typically regulated by state crude oil and natural gas commissions or similar agencies. However, federal regulatory agencies have conducted investigations regarding, or asserted regulatory authority over, certain aspects of the process. For example, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances. Additionally, the EPA has asserted regulatory authority pursuant to the SDWA over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities; the EPA has issued an Advance Notice of Proposed Rulemaking under Section 8 of the Toxic Substances Control Act to require reporting of the chemical substances and mixtures used in hydraulic fracturing; and published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional crude oil and natural gas extraction facilities to publicly owned wastewater treatment plants. From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing, including the underground disposal of fluids or propping agents associated with such fracturing activities and the disclosure of the chemicals used in the fracturing process. However, concern over the threat of climate change has resulted in certain candidates seeking the office of the President of the United States in 2020 to make pledges to ban hydraulic fracturing of oil and natural gas wells.
In addition, a number of states, including North Dakota, Montana and Texas, where we operate, have adopted, and other states are considering adopting regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. States could elect to place prohibitions on hydraulic fracturing, following the approach taken by the States of Maryland, New York and Vermont. Also, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.
If new federal, state or local restrictions or bans on hydraulic fracturing are adopted in areas where our E&P customers operate, Oasis Petroleum and our other third-party E&P producing customers’ fracturing activities could become subject to additional permit requirements, reporting requirements or operational restrictions and associated permitting delays, restrictions or cancellations in their production activities or additional costs that could adversely affect the determination of whether a well is commercially viable. Restrictions or bans on hydraulic fracturing could also reduce the amount of crude oil and natural gas that our customers are ultimately able to produce in commercial quantities. A reduction in production of crude oil and natural gas would likely reduce the demand for our gathering, transporting, processing and disposal services, which adversely impacts our revenues and profitability. Therefore, if these expenditures decline, our business is likely to be adversely affected.
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
For example, there exists a growing concern amongst the public and federal and state agencies that the injection of produced and flowback water into belowground disposal wells triggers seismic activity in certain areas, including North Dakota and Montana, where we operate. In response to these concerns, federal and some state agencies are investigating whether such wells have caused increased seismic activity. In 2016, the United States Geological Survey identified Texas as being among six states with areas of increased rates of induced seismicity that could be attributed to fluid injection or crude oil and natural gas extraction. Since that time, the United States Geological Survey indicates that these rates have decreased in these states, although concern continues to exist over quakes arising from induced seismic activities. Also, regulators in some states have adopted, and other states are considering adopting additional requirements related to seismic safety, including the permitting of disposal wells or otherwise to assess any relationship between seismicity and the use of such wells, which has resulted in some states restricting, suspending or shutting down the use of such injection wells. For example, in Texas, the Texas Railroad Commission has adopted rules governing the permitting or re-permitting of wells used to dispose of produced water and other fluids resulting from the production of crude oil and natural gas in order to address these seismic activity concerns within the state. Also, North Dakota requires a map depicting the area around the location where the disposal well is proposed that depicts any known or suspected faults. The adoption and implementation of any new laws or regulations that restrict our ability to dispose of produced and flowback water gathered from Oasis Petroleum and our other third-party E&P customers, by limiting volumes, disposal rates, disposal well locations or otherwise, or requiring us to shut down disposal wells, could reduce the demand for our produced and flowback water gathering and disposal services and have a material adverse effect on our business, financial condition and results of operations.
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
Our operations also pose risks of environmental liability due to spills or other releases from our operations to surface or subsurface soils, surface water or groundwater. Certain environmental laws impose strict as well as joint and several liability for costs required to remediate and restore sites where hydrocarbons, materials or wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In connection with certain acquisitions, we could assume, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in material increases in our costs of doing business and consequently affecting profitability. For example, in 2015, the EPA issued a final rule under the CAA, lowering the NAAQS for ground-level ozone to 70 parts per billion under both the primary and secondary standards. Since that time, the EPA has issued area designations with respect to ground-level ozone and has issued final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS. State implementation of these revised standards for ground-level ozone could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. In another example, the EPA and the Corps under the Obama Administration published a final rule in 2015 that attempted to clarify federal jurisdiction under the Clean Water Act over waters of the United States, including wetlands. In June 2017, the EPA and the Corps under the Trump Administration agreed to reconsider the 2015 rule and, thereafter, on October 22, 2019, the agencies published a final rule made effective on December 23, 2019, rescinding the 2015 rule. On January 23, 2020, the two agencies issued a final rule re-defining such jurisdiction, which redefinition is narrower than found in the 2015 rule. Upon being published in the Federal Register and the passage of 60 days thereafter, the January 23, 2020 final rule will become effective, at which point the United States will be covered under a single regulatory scheme as it relates to federal jurisdictional reach over waters of the United States. However, there remains the expectation that the January 23, 2020 final rule also will be legally challenged by those who oppose less stringent federal permitting authority in federal district court, following the rules publication in the Federal Register. To the extent that any challenge to the January 23, 2020 final rule is successful and the 2015 rule or a revised rule expands the scope of the Clean Water Act’s jurisdiction in areas where we or our customers conduct operations, such developments could delay, restrict or halt the development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our and our oil and natural gas customers’ operations, which may reduce the rate of production of natural gas or crude oil from operators with whom we have a business relationship and, in turn, have a material adverse effect on our business, results of operations and cash flows.
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
Our and our E&P customers’ operations are subject to a number of risks arising out of the threat of climate change that could result in increased operating costs and costs of compliance, limit the areas in which crude oil and natural gas production may occur and reduce demand for the crude oil and natural gas that we handle, while potential physical effects of climate change could disrupt our operations and cause us to incur significant costs in preparing for or responding to those effects.
The threat of climate change continues to attract considerable attention in the United States and in foreign countries. As a result, our operations as well as the operations of our E&P customers are subject to a number of regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emission of GHGs.
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, with the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, implement New Source Performance Standards (“NSPS”) directing the reduction of methane from certain new, modified or reconstructed facilities in the crude oil and natural gas sector, and together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.
Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in federal political risks in the United States in the form of pledges made by certain candidates seeking the office of the President of the United States in 2020. Critical declarations made by one or more presidential candidates include proposals to ban hydraulic fracturing of crude oil and natural gas wells and ban new leases for production of minerals on federal properties, including onshore lands and offshore waters. Other actions to crude oil and natural gas production activities that could be pursued by presidential candidates may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquified natural gas export facilities, as well as the rescission of the United States’ withdrawal from the Paris Agreement in November 2020. Litigation risks are also increasing, as a number of cities, local governments and other plaintiffs have sought to bring suit against the largest crude oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.
There are also increasing financial risks for fossil fuel producers as shareholders and bondholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs, development activities or production activities.
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
Additionally, political, financial and litigation risks may result in us and our customers restricting or canceling production activities, incurring liability for infrastructure damages, environmental damages or personal injury damages as a result of climatic changes or impairing the ability to continue to operate in an economic manner, which also could reduce demand for our midstream services. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation. Finally, it should be noted that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If such effects were to occur, they could have an adverse effect on our operations. At this time, we have not developed a comprehensive plan to address the legal, economic, social or physical impacts of climate change on our operations.
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
In August 2005, Congress enacted the EPAct 2005. Among other matters, the EPAct 2005 amended the NGA to add an anti-manipulation provision that makes it unlawful for “any entity” to engage in prohibited behavior in contravention of rules and regulations to be prescribed by FERC and, furthermore, provides FERC with additional civil penalty authority. In January 2006, FERC issued Order No. 670, a rule implementing the anti-manipulation provisions of the EPAct 2005. The rules make it unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC or the purchase or sale of transportation services subject to the jurisdiction of FERC to (1) use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements not misleading; or (3) to engage in any act or practice that operates as a fraud or deceit upon any person. Such anti-manipulation rules apply to interstate gas pipelines and storage companies and intrastate gas pipelines and storage companies that provide interstate services, such as NGPA Section 311 service, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC’s jurisdiction. The anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering to the extent such transactions do not have a “nexus” to jurisdictional transactions. The EPAct 2005 also amended the NGA and the NGPA to give FERC authority to impose civil penalties for violations of these statutes and FERC’s regulations, rules and orders, up to $1,000,000 per violation per day for violations occurring after August 8, 2005. In January 2018, FERC increased that maximum penalty to $1,291,894 per violation per day, adjusted annually for inflation. In connection with this enhanced civil penalty authority, FERC issued a revised policy statement on enforcement to provide guidance regarding the enforcement of the statutes, orders, rules and regulations it administers, including factors to be considered in determining the appropriate enforcement action to be taken. In addition, the Commodities Futures Trading Commission (the “CFTC”) is directed under the Commodities Exchange Act (the “CEA”) to prevent price manipulations for the commodity and futures markets, including the energy futures markets. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act and other authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of $1,212,866, adjusted annually for inflation or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA. Should we fail to comply with all applicable FERC, CFTC or other statutes, rules, regulations and orders governing market behavior, we could be subject to substantial penalties and fines.
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
Our operations are subject to all of the hazards inherent in the lines of business we participate in, including:
•damages to pipelines, terminals and facilities, related equipment and surrounding properties caused by earthquakes, tornadoes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism or vandalism;

•maintenance, repairs, mechanical or structural failures at our or Oasis Petroleum’s facilities or at third-party facilities on which our or Oasis Petroleum’s operations are dependent, including electrical shortages, power disruptions and power grid failures;
•equipment defects, vehicle accidents, blowouts, surface cratering, uncontrollable flows of natural gas or well fluids, abnormally pressured formations and various environmental hazards such as unauthorized crude oil or produced water spills and releases of, and exposure to, hazardous substances;
•leaks of natural gas and other hydrocarbons or losses of natural gas as a result of the malfunction of equipment or facilities;
•leaks of natural gas containing hazardous quantities of hydrogen sulfide;
•risks associated with hydraulic fracturing, including any mishandling, surface spillage or potential underground migration of fracturing fluids, including chemical additives;
•damages to and loss of availability of interconnecting third-party pipelines, railroads, terminals and other means of delivering produced and flowback water, freshwater, crude oil and natural gas;
•crude oil tank car derailments, fires, explosions and spills;
•disruption or failure of information technology systems and network infrastructure due to various causes, including unauthorized access or attack;
•curtailments of operations due to severe seasonal weather;
•riots, strikes, lockouts or other industrial disturbances;
•governmental mandates, compliance, inspections restrictions or laws and regulations; and
•other hazards.
Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:
•injury or loss of life;
•damage to and destruction of property, natural resources and equipment;
•pollution and other environmental damage;
•regulatory investigations and penalties;
•suspension of our operations; and
•repair and remediation costs.
We may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. Certain of our insurance policies also provide coverage to Oasis Petroleum and as a result, a claim by Oasis Petroleum against one of our shared insurance policies may reduce the remaining amount of coverage available to the Partnership. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls, substantial changes to existing integrity management programs or more stringent enforcement of applicable legal requirements could subject us to increased capital and operating costs and operational delays.
Certain of our pipelines are subject to regulation by PHMSA under the HLPSA with respect to crude oil and the NGPSA with respect to natural gas. The HLPSA and NGPSA govern the design, installation, testing, construction, operation, replacement and management of crude oil and natural gas pipeline facilities. These laws have resulted in the adoption of rules by PHMSA, that, among other things, require transportation pipeline operators to implement integrity management programs, including more frequent inspections, correction of identified anomalies and other measures to ensure pipeline safety in HCAs and MCAs. In addition, states have adopted regulations similar to existing PHMSA regulations for certain intrastate gas and hazardous liquid pipelines, which regulations may impose more stringent requirements than found under federal law. Historically, our pipeline safety compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance costs will not have a material adverse effect on our business and operating results. New laws or regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays.

Legislation in recent years has resulted in more stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. The HLPSA and NGPSA have been amended by the 2011 Pipeline Safety Act and 2016 Pipeline Safety Act. The 2011 Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. The 2016 Pipeline Safety Act extended PHMSA’s statutory mandate through September 2019 and, among other things, required PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and develop new safety standards for natural gas storage facilities. The 2016 Act also empowers PHMSA to address unsafe conditions and practice constituting imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of hazardous liquid or natural gas pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued an interim rule in 2016 and a final rule on October 1, 2019 to implement the agency’s expanded authority to address such conditions or practices that pose an imminent hazard to life, property or the environment. Because the 2016 Pipeline Safety Act reauthorized PHMSA’s hazardous liquid and gas pipeline programs only through September 30, 2019, we anticipate that Congress will issue an updated pipeline safety law in 2020 that will reauthorize those programs through 2023.
The adoption of new or amended regulations by PHMSA that result in more stringent or costly pipeline integrity management or safety standards could have a significant adverse effect on our results of operations. For example, on October 1, 2019, PHMSA published a final rule that significantly extends and expands the reach of certain PHMSA hazardous liquid pipeline integrity management requirements, such as, for example, periodic assessments and expanded use of leak detection systems, regardless of the pipeline’s proximity to an HCA (for example, integrity assessments at least once every 10 years for onshore, piggable, hazardous liquid pipeline segments located outside of HCAs, and expanded use of leak detection systems outside of HCAs on all regulated hazardous liquid pipelines other than offshore gathering and regulated rural gathering pipelines). The final rule was initially issued by PHMSA under the Obama Administration in late 2016 but publication and effectiveness of the final rule was subsequently delayed following the election of President Trump and change in presidential administrations in January 2017. The October 1, 2019 final rule becomes effective on July 1, 2020 and, in addition to the stated integrity management requirements, requires all hazardous liquid pipelines in or affecting an HCA to be capable of accommodating in-line inspection tools within the next 20 years unless the basic construction of a pipeline cannot be modified to permit that accommodation. Also, this final rule extends annual accident and safety-related conditional reporting requirements to hazardous liquid gravity lines and certain gathering lines and also imposes inspection requirements on hazardous liquid pipelines in areas affected by extreme weather events and natural disasters, such as hurricanes, landslides, floods, earthquakes or other similar events that are likely to damage infrastructure.
In a second example, in 2016, PHMSA announced a proposed rulemaking that would impose new or more stringent requirements for certain natural gas lines and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas pipelines in newly defined MCAs; requiring natural gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their MAOP; and requiring certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards. Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements for natural gas pipelines and also require consideration of seismicity in evaluating threats to pipelines. PHMSA has since decided to split its proposed rule, now referred to as the “Gas Mega Rule,” into three separate rulemaking proceedings to facilitate completion. The first of these three rulemakings, relating to onshore gas transmission pipelines, was published as a final rule on October 1, 2019, becomes effective on July 1, 2020, and imposes numerous requirements on such pipelines, including maximum allowable operating pressure reconfirmation, the assessment of additional pipeline mileage outside of HCAs (including all MCAs and those Class 3 and Class 4 areas not found in HCAs) within 14 years of the publication date and at least once every 10 years thereafter, the reporting of exceedances of maximum allowable operating pressures, and the consideration of seismicity as a risk factor in integrity management. The remaining rulemakings comprising the Gas Mega Rule are expected to be issued in 2020. New legislation or any new regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays. In the absence of the PHMSA pursuing any legal requirements, state agencies, to the extent authorized, may pursue state standards, including standards for rural gathering lines.
We do not own all of the land on which our facilities are located, which could result in disruptions to our operations.
We do not own all of the land on which our facilities have been constructed, and we are, therefore, subject to the possibility of more onerous terms or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. We obtain the rights to construct and operate our assets on land owned by third parties and governmental agencies for a specific period of time. Additionally, the federal Tenth Circuit Court of Appeals has held tribal ownership of even a very small fractional interest in an allotted land, that is, tribal land owned or at one time owned by an individual Indian landowner, bars condemnation of any interest in the allotment. Consequently, the inability to condemn such allotted lands under circumstances where an existing pipeline rights-of-way may soon lapse or terminate serves as an additional impediment for pipeline operators. We cannot guarantee that we will always be able to renew existing rights-of-way or obtain new rights-of-way without experiencing significant costs. Any loss of rights with respect to our real property, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
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
Water is an essential component of crude oil and natural gas production during both the drilling and hydraulic fracturing processes. However, the availability of suitable water supplies may be limited by prolonged drought conditions and changing laws and regulations relating to water use and conservation. For example, in North Dakota, the Missouri River has been a preferred source for water used in hydraulic fracturing operations occurring in the state. However, in recent years, the Corps has restricted access to the Missouri River within certain reservoirs along Lake Sakakawea and Lake Oahe. In 2010, the Corps placed a moratorium on issuing new real estate permits, which in turn blocked any new industrial water intakes, around Lake Sakakawea. In 2013, the Corps lifted the moratorium, but the issuance of water easements and access may continue to be restricted by the Corps. Drought conditions, in conjunction with restricted access to waters of the Missouri River by the Corps, may result in increased operating costs, as industrial water users may be required to haul available water over longer distances. The occurrence of any one or more of these developments may result in reduced operations by our crude oil and natural gas producing customers, which could result in decreased volumes of return flow water being delivered to our facilities.
Our E&P customers must comply with North Dakota rules on the capture rather than flaring of natural gas in connection with production of crude oil and natural gas, which compliance activities may increase the costs of compliance and restrict or prohibit future production, which results could adversely affect our services.
In 2014, the NDIC adopted the 2014 Order, pursuant to which the agency adopted legally enforceable “gas capture percentage goals” targeting the capture of natural gas produced in the state between October 1, 2014 and October 1, 2020. Modification of the 2014 Order by the NDIC in late 2015 resulted in revised gas capture percentage goals of 88% and 91% required to be achieved by November 1, 2018 and November 1, 2020, respectively. Recently, in November 2018, the NDIC considered revising its 2018 and 2020 gas capture percentage goals but elected to retain those standards; however, the NDIC revised the flaring program’s policy goals such that the crude oil and gas exploration and production industry has more flexibility in removing certain gas volumes from consideration in calculating compliance with the state’s gas capture percentage goals. The NDIC continues to adhere to other aspects of the modified 2014 Order, including development of Gas Capture Plans that provide measures for reducing the amount of natural gas flared by those operators so as to be consistent with the agency’s gas capture percentage goals. Also, wells must continue to meet or exceed the NDIC’s gas capture percentage goals on a per-well, per-field, county or statewide basis. If an operator is unable to attain the applicable gas capture percentage goal at maximum efficient rate, wells will be restricted in production to 200 barrels of crude oil per day if at least 60% of the monthly volume of associated natural gas produced from the well is captured, or otherwise crude oil production from such wells shall not exceed 100 barrels of crude oil per day. However, the NDIC will consider flexibility to these production restrictions, by means of temporary exemptions, for other types of extenuating circumstances after notice and hearing if the effect of such flexibility is a significant net increase in gas capture within one year of the date such relief is granted. Monetary penalty provisions also apply under this policy in the event an operator not meeting the gas capture percentage goals fails to timely file for a hearing with the NDIC upon being unable to meet such percentage goals or if the operator fails to timely implement production restrictions once below the applicable percentage goals. In late 2019, the overall natural gas capture rate for producers in North Dakota failed to attain the current statewide gas capture rate of 88%, and the gas capture rate will increase to 91% on November 1, 2020. To the extent that our E&P customers attempt to but cannot comply with these gas capture requirements, those customers could incur increased compliance costs to such customers or restrictions on future production, which developments could reduce demand for our services and events could have an adverse effect on our results of operations.
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
The markets for and prices of crude oil and natural gas and other commodities depend on factors that are beyond our control. These factors include the supply of and demand for these commodities, which fluctuate with changes in market and economic conditions and other factors, including:
•the levels of domestic production and consumer demand;
•the availability of transportation systems with adequate capacity;
•the volatility and uncertainty of regional pricing differentials;
•worldwide economic conditions;
•worldwide political events, including actions taken by foreign crude oil and natural gas producing nations;
•worldwide weather events and conditions, including natural disasters and seasonal changes;
•events that impact global market demand, including impacts from global health epidemics and concerns, such as the coronavirus;
•the price and availability of alternative fuels;
•the effect of energy conservation measures;
•the nature and extent of governmental regulation (including environmental requirements) and taxation;
•fluctuations in demand from electric power generators and industrial customers; and
•the anticipated future prices of crude oil and natural gas, condensate and other commodities.
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
We gather the crude oil and natural gas through our midstream systems under long-term contracts with Oasis Petroleum. As these contracts expire, we may have to negotiate extensions or renewals with Oasis Petroleum or enter into new contracts with other suppliers and customers. We may be unable to obtain new contracts on favorable commercial terms, if at all. We also may be unable to maintain the economic structure of a particular contract with Oasis Petroleum or the overall mix of our contract portfolio. Moreover, we may be unable to obtain areas of mutual interest from new customers in the future, and we may be unable to renew existing areas of mutual interest with current customers as and when they expire. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:
•the level of existing and new competition to provide gathering services to our markets;
•the macroeconomic factors affecting natural gas gathering economics for our current and potential customers;
•the balance of supply and demand, on a short-term, seasonal and long-term basis, in our markets;
•the extent to which the customers in our markets are willing to contract on a long-term basis; and
•the effects of federal, state or local regulations on the contracting practices of our customers.
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
A cyber incident involving our information systems or data and related infrastructure, or that of our business partners, including any vendor or service provider, could disrupt our business plans and negatively impact our operations in the following ways, among others:
•supply chain disruptions, which could delay or halt development of additional infrastructure, effectively delaying the start of cash flows from the project;
•delays in delivering or failure to deliver product at the tailgate of our facilities, resulting in a loss of revenues;
•operational disruption resulting in loss of revenues;
•events of non-compliance that could lead to regulatory fines or penalties; and
•business interruptions that could result in expensive remediation efforts, distraction of management, damage to our reputation or a negative impact on the price of our units.
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
Oasis Petroleum controls and owns a substantial majority of our General Partner and appoints all of the officers and directors of our General Partner. All of our officers and a majority of our directors are also officers and/or directors of Oasis Petroleum. Although our General Partner has a duty to manage us in a manner that it believes is not adverse to our interest, the directors and officers of our General Partner have a fiduciary duty to manage our General Partner in a manner that is beneficial to Oasis Petroleum. Further, our directors and officers who are also directors and officers of Oasis Petroleum have a fiduciary duty to manage Oasis Petroleum in the best interests of the stockholders of Oasis Petroleum. Conflicts of interest will arise between Oasis Petroleum and any of its affiliates, including our General Partner, on the one hand, and us and our common unitholders, on the other hand. In resolving these conflicts of interest, our General Partner may favor its own interests and the interests of Oasis Petroleum over our interests and the interests of our unitholders. These conflicts include the following situations, among others:
•neither our partnership agreement nor any other agreement requires Oasis Petroleum to pursue a business strategy that favors us;
•Oasis Petroleum, as our anchor customer, has an economic incentive to cause us not to seek higher fees, even if such higher fees would reflect fees that could be obtained in arm’s-length, third-party transactions;
•Oasis Petroleum may choose to shift the focus of its investment and operations to areas not served by our assets;
•actions taken by our General Partner may affect the amount of cash available to pay distributions to unitholders or accelerate the right to convert subordinated units;
•the directors and officers of Oasis Petroleum have a fiduciary duty to make decisions in the best interests of the stockholders of Oasis Petroleum, which may be contrary to our interests;
•our General Partner is allowed to take into account the interests of parties other than us, such as Oasis Petroleum, in exercising certain rights under our partnership agreement, including with respect to conflicts of interest;

•except in limited circumstances, our General Partner has the power and authority to conduct our business without unitholder approval;
•our General Partner may cause us to borrow funds in order to permit the payment of cash distributions;
•disputes may arise under our agreements with Oasis Petroleum and its affiliates;
•our General Partner controls the enforcement of obligations owed to us by our General Partner and its affiliates, including our contractual commercial agreements with Oasis Petroleum;
•our General Partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of reserves, each of which can affect the amount of cash that is distributed to our unitholders;
•our General Partner determines the amount and timing of any cash expenditure and whether a cash expenditure is classified as a maintenance capital expenditure, which reduces operating surplus. This determination can affect the amount of cash from operating surplus that is distributed to our unitholders which, in turn, may affect the ability of the subordinated units to convert;
•our partnership agreement limits the liability of, and replaces the duties owed by, our General Partner and also restricts the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;
•common unitholders have no right to enforce obligations of our General Partner and its affiliates under agreements with us;
•contracts between us, on the one hand, and our General Partner and its affiliates, on the other, are not and will not be the result of arm’s-length negotiations;
•our partnership agreement permits us to distribute up to $40.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus, which may be used to fund distributions on our subordinated units or the IDRs;
•our General Partner determines which costs incurred by it and its affiliates are reimbursable by us;
•our partnership agreement does not restrict our General Partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;
•our General Partner intends to limit its liability regarding our contractual and other obligations;
•our General Partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the common units;
•we may not choose to retain separate counsel for ourselves or for the holders of common units;
•our General Partner’s affiliates may compete with us, and our General Partner and its affiliates have limited obligations to present business opportunities to us; and
•the holder or holders of our IDRs may elect to cause us to issue common units to it in connection with a resetting of incentive distribution levels without the approval of our unitholders, which may result in lower distributions to our common unitholders in certain situations.
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
Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our General Partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our General Partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our General Partner, or otherwise, free of fiduciary duties to us and our unitholders. This entitles our General Partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our General Partner may make in its individual capacity include:
•how to allocate business opportunities among us and its other affiliates;
•whether to exercise its call right;
•whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the board of directors of the General Partner;
•how to exercise its voting rights with respect to any units it owns;
•whether to exercise its registration rights; and
•whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.
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
Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement:

•provides that whenever our General Partner, the board of directors of our General Partner or any committee thereof (including the conflicts committee) makes a determination or takes, or declines to take, any other action in their respective capacities, our General Partner, the board of directors of our General Partner and any committee thereof (including the conflicts committee) is required to make such determination, or take or decline to take such other action, in the absence of bad faith, and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;
•provides that our General Partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning that it believed that the decision was not adverse to the interest of our partnership;
•provides that our General Partner and its officers and directors will not be liable for monetary damages to us, our limited partners or their assignees resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our General Partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and
•provides that our General Partner will not be in breach of its obligations under the partnership agreement to us or our unitholders if a transaction with an affiliate or the resolution of a conflict of interest is:
◦approved by the conflicts committee of the board of directors of our General Partner, although our General Partner is not obligated to seek such approval; or
◦approved by the vote of a majority of the outstanding common units, excluding any common units owned by our General Partner and its affiliates.
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
Unitholders are currently unable to remove our General Partner without its consent because our General Partner and its affiliates, including Oasis Petroleum, own sufficient units to be able to prevent its removal. Our General Partner may not be removed except for cause by vote of the holders of at least 66 2/3% of all outstanding common and subordinated units, including any units owned by our General Partner and its affiliates, voting together as a single class. As of February 19, 2020, Oasis Petroleum owns 67.5% of our outstanding common and subordinated units. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our General Partner liable for actual fraud or willful misconduct in its capacity as our General Partner.
Our General Partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our incentive distribution rights, without the approval of the conflicts committee of our General Partner’s board of directors or the holders of our common units. This could result in lower distributions to holders of our common units.
Our General Partner has the right, as the initial holder of our IDRs, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (50%) for the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.
If our General Partner elects to reset the target distribution levels, it will be entitled to receive a number of common units. The number of common units to be issued to our General Partner will equal the number of common units that would have entitled our General Partner to an aggregate quarterly cash distribution in the quarter prior to the reset election equal to the distribution on the IDRs in the quarter prior to the reset election. We anticipate that our General Partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our General Partner or a transferee could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its IDRs and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. This risk could be elevated if our IDRs have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to our General Partner in connection with resetting the target distribution levels. Our General Partner may transfer all or a portion of the IDRs in the future. After any such transfer, the holder or holders of a majority of our IDRs will be entitled to exercise the right to reset the target distribution levels.
The IDRs held by our General Partner may be transferred to a third party without unitholder consent.
Our General Partner may transfer our IDRs to a third party at any time without the consent of our unitholders. If our General Partner transfers our IDRs to a third party but retains its ownership of our general partner interest, it may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of our IDRs. For example, a transfer of IDRs by our General Partner could reduce the likelihood of our General Partner selling or contributing additional assets to us, as our General Partner would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.

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
Our partnership agreement does not limit the number of additional partner interests that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units or other equity interests of equal or senior rank will have the following effects:
•each unitholder’s proportionate ownership interest in us will decrease;
•the amount of our distributable cash per unit may decrease;
•because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;
•the ratio of taxable income to distributions may increase;
•the relative voting strength of each previously outstanding unit may be diminished; and
•the market price of the common units may decline.
Oasis Petroleum may sell common units in the public or private markets, which sales could have an adverse impact on the trading price of the common units.
Oasis Petroleum holds 9,075,000 common units and 13,750,000 subordinated units as of February 19, 2020. All of the subordinated units will convert into common units at the end of the subordination period and some may convert earlier. Additionally, we have agreed to provide Oasis Petroleum with certain registration rights, pursuant to which we may be required to register common and subordinated units it holds under the Securities Act and applicable state securities laws. Pursuant to the registration rights agreement and our partnership agreement, we may be required to undertake a future public or private offering of common and subordinated units. The sale of these units in public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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
None of our partnership agreement, our Omnibus Agreement with Oasis Petroleum, our commercial agreements with Oasis Petroleum or any other agreement in effect as of December 31, 2019 will prohibit Oasis Petroleum or any other affiliates of our General Partner from owning assets or engaging in businesses that compete directly or indirectly with us. Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, will not apply to our General Partner or any of its affiliates, including Oasis Petroleum and executive officers and directors of our General Partner. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us except with respect to our Subject Assets and dedications contained in our commercial agreements with Oasis Petroleum. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. Consequently, Oasis Petroleum and other affiliates of our General Partner may acquire, construct or dispose of additional midstream assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from Oasis Petroleum and other affiliates of our General Partner could materially and adversely impact our results of operations and distributable cash.
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
The market price of our common units may be influenced by many factors, some of which are beyond our control, including:
•our quarterly distributions;
•our quarterly or annual earnings or those of other companies in our industry;
•events affecting Oasis Petroleum;
•announcements by us or our competitors of significant contracts or acquisitions;
•changes in accounting standards, policies, guidance, interpretations or principles;
•general economic conditions;
•the failure of securities analysts to cover our common units or changes in financial estimates by analysts;
•future sales of our common units; and
•other factors described in these “Risk Factors.”

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
The Nasdaq does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.
Our common units are currently traded on Nasdaq. Because we are a publicly traded partnership, Nasdaq does not require us to have a majority of independent directors on our General Partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to stockholders of certain corporations that are subject to all of Nasdaq corporate governance requirements.
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
From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for certain publicly traded partnerships. For example, the “Clean Energy for America Act,” which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal the qualifying income exception within Section 7704(d)(1)(E) of the Code, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
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
Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization or depletion, to the extent such depreciation, amortization or depletion is not capitalized into cost of goods sold with respect to inventory. If our “business interest” is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. With respect to taxable years beginning after December 31, 2017, subject to the proposed aggregation rules for certain similarly situated businesses or activities issued by the Treasury Department, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.
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
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferees but were not withheld. Because the “amount realized” includes a partner’s share of the partnership’s liabilities, 10% of the amount realized could exceed the total cash purchase price for the units. However, pending the issuance of final regulations, the IRS has suspended the application of this withholding rule to transfers of publicly traded interests in publicly traded partnerships. If recently promulgated regulations are finalized as proposed, such regulations would provide, with respect to transfers of publicly traded interests in publicly traded partnerships effected through a broker, that the obligation to withhold is imposed on the transferor’s broker and that a partner’s “amount realized” does not include a partner’s share of a publicly traded partnership’s liabilities for purposes of determining the amount subject to withholding. However, it is not clear when such regulations will be finalized and if they will be finalized in their current form.
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
We currently own assets and conduct business in multiple states. Many of these states currently impose an income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose an income tax. It is our unitholders’ responsibility to file all U.S. federal, foreign, state and local tax returns and pay any taxes due in these jurisdictions. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.

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
Mirada litigation. On March 23, 2017, Mirada Energy, LLC, Mirada Wild Basin Holding Company, LLC and Mirada Energy Fund I, LLC (collectively, “Mirada”) filed a lawsuit against Oasis Petroleum, OPNA and OMS, seeking monetary damages in excess of $100 million, declaratory relief, attorneys’ fees and costs (Mirada Energy, LLC, et al. v. Oasis Petroleum North America LLC, et al.; in the 334th Judicial District Court of Harris County, Texas; Case Number 2017-19911). Mirada asserts that it is a working interest owner in certain acreage owned and operated by Oasis Petroleum in Wild Basin. Specifically, Mirada asserts that Oasis Petroleum has breached certain agreements by: (1) failing to allow Mirada to participate in Oasis Petroleum’s midstream operations in Wild Basin; (2) refusing to provide Mirada with information that Mirada contends is required under certain agreements and failing to provide information in a timely fashion; (3) failing to consult with Mirada and failing to obtain Mirada’s consent prior to drilling more than one well at a time in Wild Basin; and (4) overstating the estimated costs of proposed well operations in Wild Basin. Mirada seeks a declaratory judgment that Oasis Petroleum be removed as operator in Wild Basin at Mirada’s election and that Mirada be allowed to elect a new operator; certain agreements apply to Oasis Petroleum and Mirada and Wild Basin with respect to this dispute; Oasis Petroleum be required to provide all information within its possession regarding proposed or ongoing operations in Wild Basin; and Oasis Petroleum not be permitted to drill, or propose to drill, more than one well at a time in Wild Basin without obtaining Mirada’s consent. Mirada also seeks a declaratory judgment with respect to Oasis Petroleum’s current midstream operations in Wild Basin. Specifically, Mirada seeks a declaratory judgment that Mirada has a right to participate in Oasis Petroleum’s Wild Basin midstream operations, consisting of produced and flowback water disposal, crude oil gathering and natural gas gathering and processing; that, upon Mirada’s election to participate, Mirada is obligated to pay its proportionate costs of Oasis Petroleum’s midstream operations in Wild Basin; and that Mirada would then be entitled to receive a share of revenues from the midstream operations and would not be charged any amount for its use of these facilities for production from the “Contract Area.”
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
On February 2, 2018 and February 16, 2018, Mirada filed a second and third amended petition, respectively. In these filings, Mirada alleged new legal theories for being entitled to enforce the underlying contracts and added Bighorn DevCo, Bobcat DevCo and Beartooth DevCo as defendants, asserting that these entities were created in bad faith in an effort to avoid contractual obligations owed to Mirada.
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
On November 1, 2019, Mirada filed a sixth amended petition that stated that Mirada seeks in excess of $200 million in damages and asserted that OMS is an agent of OPNA and OPNA, OMS, the Partnership, Bighorn DevCo, Bobcat DevCo and Beartooth DevCo are agents of Oasis Petroleum. Mirada also changed its allegation that it may elect a new operator for the subject wells to instead allege that Mirada may remove Oasis Petroleum as operator.
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
Oasis Petroleum and the Partnership believe that Mirada’s claims are without merit, that Oasis Petroleum has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements that do not apply to Oasis Petroleum. Oasis Petroleum filed answers denying all of Mirada’s claims and intends and continues to vigorously defend against Mirada’s claims. Discovery is ongoing, and each of the parties has made a number of procedural filings and motions, and additional filings and motions can be expected over the course of the claim. Trial is scheduled for May 2020. Neither the Partnership nor Oasis Petroleum can predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to the Partnership's or Oasis Petroleum’s interests, or if the Partnership or Oasis Petroleum were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on the Partnership's business, financial condition, results of operations, and cash flows. Such an adverse determination could materially impact Oasis Petroleum’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in Oasis Petroleum’s midstream operations could materially reduce the interests of Oasis Petroleum and the Partnership in the Partnership's current assets and future midstream opportunities and related revenues in Wild Basin. Under the Omnibus Agreement the Partnership entered into with Oasis Petroleum in connection with the closing of the initial public offering, Oasis Petroleum agreed to indemnify the Partnership for any losses resulting from this litigation. However, the Partnership cannot guarantee that such indemnity will fully protect the Partnership from the adverse consequences of any adverse ruling.
Solomon litigation. On or about August 28, 2019, Oasis Petroleum LLC, a wholly-owned subsidiary of Oasis Petroleum (“OP LLC”), was named as a defendant in the lawsuit styled Andrew Solomon, on behalf of himself and those similarly situated vs. Oasis Petroleum LLC, pending in the United States District Court for the District of North Dakota. The lawsuit alleged violations of the federal Fair Labor Standards Act (the “FLSA”) and Title 29 of the North Dakota Century Code (“Title 29”) as the result of OP LLC’s alleged practice of paying the plaintiff and similarly situated current and former employees overtime at rates less than required by applicable law, or failing to pay for certain overtime hours worked. The lawsuit requested that: (i) its federal claims be advanced as a collective action, with a class of all operators, technicians and all other employees in substantially similar positions employed by OP LLC who were paid hourly for at least one week during the three year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or eight or more hours on at least one workday; and (ii) its state claims be advanced as a class action, with a class of all operators, technicians, and all other employees in substantially similar positions employed by OP LLC in North Dakota during the two year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or worked eight or more hours in a day on at least one workday. No motion has been filed for class certification, and the Partnership cannot predict whether such motion will be filed or a class certified.
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

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Common Equity. Since December 24, 2019, our common units have been listed and traded on the Nasdaq under the symbol “OMP.” Before December 24, 2019, our common units were listed and traded on the New York Stock Exchange.
Holders. As of February 19, 2020, the number of record holders of our publicly traded common units was four. Based on inquiry, management believes that the number of beneficial owners of our common units is approximately 8,563.
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
If for any quarter:
•we have distributed cash from operating surplus to the common unitholders and subordinated unitholders in an amount equal to the minimum quarterly distribution; and
•we have distributed cash from operating surplus on outstanding common units in an amount necessary to eliminate any cumulative arrearages in payment of the minimum quarterly distribution;
then we will make additional distributions from operating surplus for that quarter among the unitholders and the holders of the IDRs in the following manner:
•first, to all unitholders, pro rata, until each unitholder receives a total of $0.43125 per unit for that quarter, or the first target distribution;
•second, 85% to all common unitholders and subordinated unitholders, pro rata, and 15% to the holders of our IDRs, until each unitholder receives a total of $0.46875 per unit for that quarter, or the second target distribution;
•third, 75% to all common unitholders and subordinated unitholders, pro rata, and 25% to the holders of our IDRs, until each unitholder receives a total of $0.56250 per unit for that quarter, or the third target distribution; and
•thereafter, 50% to all common unitholders and subordinated unitholders, pro rata, and 50% to the holders of our IDRs.
Percentage Allocations of Distributions From Operating Surplus. The following table illustrates the percentage allocations of distributions from operating surplus between the unitholders and the holders of our IDRs based on the specified target distribution levels. The amounts set forth under the column heading “Marginal Percentage Interest in Distributions” are the percentage interests of the holders of our IDRs and the unitholders in any distributions from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit.” The percentage interests shown for our unitholders and the holders of our IDRs for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below assume there are no arrearages on common units.

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
•for the same three consecutive, non-overlapping four-quarter periods, the “adjusted operating surplus” equaled or exceeded the sum of the minimum quarterly distribution multiplied by the total number of common and subordinated units outstanding during each quarter on a fully diluted weighted average basis; and
•there are no arrearages in payment of the minimum quarterly distribution on our common units.
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
•for the same four-quarter period, the “adjusted operating surplus” equaled or exceeded 150.0% of the sum of the minimum quarterly distribution multiplied by the total number of common and subordinated units outstanding during each quarter on a fully diluted weighted average basis, plus the related distribution on the IDRs; and
•there are no arrearages in payment of the minimum quarterly distributions on our common units.
Expiration of the Subordination Period
When the subordination period ends, each outstanding subordinated unit will convert into one common unit, which will then participate pro-rata with the other common units in distributions.
Unregistered Sales of Securities. There were no sales of unregistered securities during the year ended December 31, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans. On September 11, 2017, our General Partner adopted the Oasis Midstream Partners LP 2017 Long Term Incentive Plan (the “LTIP”), effective as of September 20, 2017. As of December 31, 2019, the LTIP permits the issuance of up to 2,455,408 common units. See Note 12 to our consolidated financial statements. See “Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plan as of December 31, 2019.
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

The performance graph shown below compares the cumulative total return to our public common unitholders as compared to the cumulative total returns on the Standard and Poor’s 500 Index (“S&P 500”) and the Alerian MLP Index (NYSE: AMZ) for the period since our initial public offering in September 2017 through December 2019. The comparison was prepared based upon the following assumptions:

1.$100 was invested in our common units, the S&P 500 and the Alerian MLP Index on September 21, 2017 at the closing price on such date; and

2.Dividends were reinvested.

140
130
120
110
100
90
80
Sep-17
Dec-17
Dec-18
Dec-19
Oasis Midstream Partners
S&P 500 Index
Alerian MLP Index

Item 6. Selected Financial Data
Set forth below is our summary historical consolidated financial data for the years ended December 31, 2015 through 2019. This information may not be indicative of our future results of operations, financial position and cash flows and should be read in conjunction with the consolidated financial statements and related notes appearing in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this Annual Report on Form 10-K. We believe that the assumptions underlying the preparation of our historical consolidated financial statements are reasonable.

	Year Ended December 31,
	2019(1)	2018(1)	2017(2)	2016(2)	2015(2)

	(In thousands, except per unit data)
Statement of operations data:
Total revenues	$410,191	$273,770	$182,216	$120,852	$104,696
Operating income	232,772	150,346	102,363	70,940	58,095
Net income	215,231	147,752	72,547	40,128	32,442
Net income attributable to OMP LP	117,656	50,055	11,638	—	—
Per unit data:
Common units – basic	$3.41	$1.82	$0.43	$—	$—
Common units – diluted	3.41	1.82	0.43	—	—
Cash distribution declared per limited partner unit	2.02	1.68	0.40	—	—
Balance sheet data:
Total property, plant and equipment, net	$1,056,521	$879,848	$619,580	$431,535	$265,409
Total assets(3)	1,154,669	973,892	709,906	450,028	280,763
Long-term debt	458,500	318,000	78,000	—	—
Total equity	604,628	557,672	560,020	331,675	204,856
Other financial data:
Net cash provided by operating activities	$252,539	$206,343	$79,843	$72,086	$54,143
Net cash used in investing activities	(250,771)	(283,025)	(255,944)	(157,866)	(120,234)
Net cash provided by (used in) financing activities	(4,249)	82,448	176,984	85,780	66,091
___________________
(1) Financial data retrospectively adjusted for the transfer of net assets between entities under common control. See Note 4 to our consolidated financial statements.
(2) Includes financial data of the Predecessor for periods prior to the initial public offering on September 25, 2017.
(3) Upon adoption of the new lease standard in 2019, we recognized operating lease right-of-use (“ROU”) assets of $4.1 million. We did not have any finance leases as of the date of adoption. See Note 9 to our consolidated financial statements for a description of our operating and finance leases.

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
This Annual Report on Form 10-K includes the assets, liabilities and results of operations of the Predecessor for periods prior to the initial public offering on September 25, 2017. This Annual Report on Form 10-K also includes the assets, liabilities and results of operations attributable to the Delaware Predecessor for the periods from February 14, 2018, the date on which Oasis Petroleum closed on its acquisition to enter the Delaware Basin, through November 1, 2019, the effective date of the 2019 Delaware Acquisition. Our future results of operations may not be comparable to the Predecessor’s historical results of operations or the Delaware Predecessor’s historical results of operations. Please read “Items Affecting Comparability of Our Financial Condition and Results of Operations.”
Overview
We are a growth-oriented, fee-based master limited partnership formed by our sponsor, Oasis Petroleum (Nasdaq: OAS), to own, develop, operate and acquire a diversified portfolio of midstream assets in North America that are integral to the crude oil and natural gas operations of Oasis Petroleum and are strategically positioned to capture volumes from other producers. Our midstream operations are performed within the Williston Basin and the Delaware Basin. We generate substantially all of our revenues through long-term, fixed-fee contracts pursuant to which we provide crude oil, natural gas and water-related midstream services for Oasis Petroleum. We expect to grow acquisitively through accretive, dropdown acquisitions, as well as organically as Oasis Petroleum continues to develop its acreage. Additionally, we expect to grow by continuing to offer our services to third parties and through acquisitions of midstream assets from third parties.
In the Williston Basin, we divide our operations into two primary areas with developed midstream infrastructure, both of which are supported by significant acreage dedications from Oasis Petroleum. In Wild Basin, we have acreage dedications from Oasis Petroleum in which we have the right to provide crude oil, natural gas and water services to support Oasis Petroleum’s existing and future volumes. Outside of Wild Basin, we have acreage dedications from Oasis Petroleum for produced and flowback water services and freshwater services. We expanded our operations to the Delaware Basin in the fourth quarter of 2019 when, effective November 1, 2019, Oasis Petroleum assigned to us certain crude oil gathering and produced and flowback water gathering and disposal assets under development to support Oasis Petroleum’s production in the Delaware Basin (the “2019 Delaware Acquisition”). On November 1, 2019, we also entered into long-term commercial agreements with Oasis Petroleum, pursuant to which Oasis Petroleum dedicated to us acreage in the Delaware Basin for crude oil gathering and produced and flowback water gathering and disposal services. We have also received certain commitments and acreage dedications from third parties in the Williston Basin and the Delaware Basin, in which we have the right to provide our full suite of midstream services to support existing and future third party volumes.
We conduct our business through our ownership of our DevCos, two of which are jointly-owned with Oasis Petroleum. As of December 31, 2019, we own a 100% equity interest in Bighorn DevCo, a 35.3% equity interest in Bobcat DevCo, a 70% equity interest in Beartooth DevCo and a 100% equity interest in Panther DevCo. As of December 31, 2019, Oasis Petroleum owns a 64.7% and 30% non-controlling equity interest in Bobcat DevCo and Beartooth DevCo, respectively.
We are party to long-term, fixed-fee contracts with wholly-owned subsidiaries of Oasis Petroleum for natural gas services (gathering, compression, processing and gas lift), crude oil services (gathering, stabilization, blending and storage), produced and flowback water services (gathering and disposal) and freshwater services (fracwater and flushwater supply and distribution). We are also a party to the long-term, FERC-regulated transportation services agreement governing the transportation of crude oil via pipeline from the Wild Basin area to Johnson’s Corner. We generate substantially all of our revenues through these contracts, which minimizes our direct exposure to commodity prices. We have also entered into multiple agreements and transactions with third parties to provide our full suite of midstream services, increasing our customer diversification. We do not take ownership of the crude oil or natural gas that we handle for Oasis Petroleum; however, we take ownership of natural gas under certain purchase arrangements with third parties. We believe our contractual arrangements provide us with stable and predictable cash flows over the long-term. Oasis Petroleum has also granted us a ROFO, which converts into a ROFR from any successor upon a change of control of Oasis Petroleum, with respect to its retained interests in two of our DevCos and any other midstream assets that Oasis Petroleum or any Oasis Petroleum successor builds with respect to its acreage at the time of our initial public offering and elects to sell in the future.

Highlights
Significant financial and operating results for the year ended December 31, 2019 include:
•Net income was $215.2 million and net cash provided by operating activities was $252.5 million.
•Adjusted EBITDA was $269.5 million and Adjusted EBITDA attributable to the Partnership was $158.9 million. Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.
•Distributable Cash Flow (“DCF”) was $133.9 million, an increase of approximately 125% from 2018. DCF is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.
•During 2019, natural gas processing volumes were 221.6 MMscfpd, an increase of 115% from 2018. Third party natural gas processing volumes approximated 30% of total natural gas processing volumes in 2019.
•Entered into multiple agreements with third party producers in the Williston Basin and the Delaware Basin in 2019.
•Began executing services to Oasis Petroleum and third parties in the Delaware Basin for crude oil and produced water services. Oasis Petroleum assigned certain crude oil and produced water assets in the Delaware Basin to OMP, effective November 1, 2019. In connection with the assignment of assets, OMP reimbursed Oasis Petroleum approximately $24.9 million and assumed approximately $10.0 million of liabilities incurred by Oasis Petroleum prior to the effective date.

The following table summarizes the throughput volumes, operating income, depreciation and amortization and capital expenditures (“CapEx”) of each of our DevCos for the periods presented:

	Year Ended December 31,
	2019(1)	2018(1)

	(In thousands, except throughput volumes)
Bighorn DevCo
Crude oil services volumes (MBopd)	49.2	43.6
Natural gas services volumes (MMscfpd)	221.6	102.8
Operating income	$62,657	$22,147
Depreciation and amortization	13,032	11,409
Capital expenditures	17,850	74,303
Bobcat DevCo
Crude oil services volumes (MBopd)	39.2	36.1
Natural gas services volumes (MMscfpd)	265.8	147.7
Water services volumes (MBowpd)	53.4	49.4
Operating income	$110,566	$74,282
Depreciation and amortization	13,201	9,030
Capital expenditures	134,539	141,666
Beartooth DevCo
Water services volumes (MBowpd)	136.5	137.7
Operating income	$56,610	$55,296
Depreciation and amortization	9,446	7,965
Capital expenditures	19,596	51,212
Panther DevCo
Crude oil service volumes (MBopd)	1.4	—
Water service volumes (MBowpd)	19.8	11.8
Operating income	$5,810	$1,579
Depreciation and amortization	679	5
Capital expenditures	40,035	9,423
Oasis Midstream Partners LP
DevCo operating income	$235,643	$153,304
Public company expenses	2,871	2,959
Partnership operating income	232,772	150,345
Depreciation and amortization	36,358	28,409
Equity-based compensation expense	378	356
Capitalized interest	905	4,870
Maintenance capital expenditures	17,621	6,915
Expansion capital expenditures	194,399	269,689
Total capital expenditures	212,925	281,474
___________________
(1) Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 4 to our consolidated financial statements.

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
Under our commercial agreements with Oasis Petroleum and its wholly-owned subsidiaries in the Williston Basin, we provide (i) natural gas gathering, compression, processing and gas lift services, with acreage dedications in the Wild Basin operating area and firm capacity for gas attributable to such acreage; (ii) crude oil gathering, stabilization, blending and storage services, with acreage dedications in the Wild Basin operating area and firm capacity for crude oil attributable to such acreage; (iii) produced and flowback water gathering and disposal services, with acreage dedications in the Wild Basin operating area and firm capacity for produced and flowback water attributable to such acreage; (iv) produced and flowback water gathering and disposal services, with acreage dedications that includes the Alger, Cottonwood, Hebron, Indian Hills and Red Bank operating areas; and (v) freshwater supply and distribution services, with acreage dedications that include the Hebron, Indian Hills, Red Bank and Wild Basin operating areas. In addition, we are party to a FERC-regulated crude oil transportation services agreement, which provides for crude oil transportation from the Wild Basin operating area to Johnson’s Corner with up to 75,000 barrels per day of operating capacity and firm capacity for committed shippers.
Under our commercial agreements with Oasis Petroleum and its wholly-owned subsidiaries in the Delaware Basin, we provide (i) crude oil gathering services, with acreage dedications and firm capacity for crude oil attributable to such acreage and (ii) produced and flowback water gathering and disposal services, with acreage dedications and firm capacity for produced and flowback water attributable to such acreage.
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
Maintenance capital expenditures, which are cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long- term, system operating capacity, operating income or revenue. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to maintain equipment reliability, integrity and safety and to comply with environmental laws and regulations. In addition, we designate a portion of our capital expenditures to connect new wells to maintain gathering throughput as maintenance capital expenditures to the extent such capital expenditures are necessary to maintain, over the long term, system operating capacity, operating income or revenue. Cash expenditures made solely for investment purposes will not be considered maintenance capital expenditures; or
Expansion capital expenditures, which are cash expenditures to acquire additional interests in our midstream assets and to construct new midstream infrastructure and those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system operating capacity, operating income or revenue. Examples of expansion capital expenditures include the acquisition of additional interests in our DevCos, and the construction, development or acquisition of additional midstream assets, in each case, to the extent such capital expenditures are expected to increase, over the long term, system operating capacity, operating income or revenue. In the future, if we make acquisitions that increase system operating capacity, operating income or revenue, the associated capital expenditures may also be considered expansion capital expenditures.

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
Items Affecting Comparability of Our Financial Condition and Results of Operations
This Annual Report on Form 10-K includes assets, liabilities and results of operations attributable to the Predecessor for periods prior to the date of the initial public offering on September 25, 2017. This Annual Report on Form 10-K also includes assets, liabilities and results of operations attributable to the Delaware Predecessor for the periods from February 14, 2018, the date on which Oasis Petroleum closed on its acquisition to enter the Delaware Basin, through November 1, 2019, the effective date of the 2019 Delaware Acquisition. Our future results of operations may not be comparable to the historical results of operations of the Predecessor or Delaware Predecessor for the following reasons:
Revenues. Historically, the Predecessor and Delaware Predecessor had provided substantially all of their services to Oasis Petroleum operated wells at prevailing market rates. In connection with the initial public offering, we entered into 15-year, fixed fee contracts for natural gas services (gathering, compression, processing and gas lift), crude oil services (gathering, stabilization, blending and storage), produced and flowback water services (gathering and disposal) and freshwater services (fracwater and flushwater supply and distribution) with Oasis Petroleum and its wholly-owned subsidiaries in the Williston Basin. At the same time, we became a party to the long-term, FERC-regulated transportation services agreement governing the transportation of crude oil via pipeline from the Wild Basin area to Johnson’s Corner. Also, in connection with the 2019 Delaware Acquisition, we entered into 15-year fixed fee contracts for crude oil services (gathering) and produced and flowback water services (gathering and disposal) with Oasis Petroleum and its wholly-owned subsidiaries in the Delaware Basin.
Oasis Petroleum’s retained interests. The Predecessor’s results of operations included 100% of the revenues and expenses associated with OMS prior to the initial public offering on September 25, 2017. At the closing of the initial public offering, OMS contributed to us equity interest in Bighorn DevCo, Bobcat DevCo and Beartooth DevCo. We consolidate the financial position and results of operations of our DevCos. As of December 31, 2019, Oasis Petroleum has retained interests in Bobcat DevCo and Beartooth DevCo, which are reflected as non-controlling interests in our consolidated financial statements. For further information on how we consolidate our DevCos, see Note 2 to our consolidated financial statements.
Excluded assets. Certain midstream infrastructure assets, liabilities, revenues and expenses included in the Predecessor’s historical financial statements have been excluded from the businesses of the DevCos.
G&A expenses. G&A expenses of the Predecessor and Delaware Predecessor included direct labor and indirect shared service expense allocations for support functions provided by Oasis Petroleum. Allocations were based primarily on headcount and direct usage during the respective periods of operations. We believe that these allocations were reasonable and reflected the utilization of services provided and benefits received, but may have differed from the cost that would have been incurred had we operated as a stand-alone entity. Under our Services and Secondment Agreement, Oasis Petroleum charges us a combination of direct and indirect allocated charges for G&A services.
Financing. Historically, the operations and capital expenditure requirements of the Predecessor and Delaware Predecessor were financed solely with capital contributions from Oasis Petroleum. The Predecessor and Delaware Predecessor recognized interest expense related to its funding activity with Oasis Petroleum based on capital expenditures for the period using the weighted average effective interest rate of Oasis Petroleum’s long-term indebtedness.
In connection with the initial public offering, we entered into a credit agreement (the “Credit Agreement”) for a revolving credit facility with OMP Operating LLC (“OMP Operating”) as borrower (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin (as described in the Credit Agreement) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) or (ii) with respect to ABR Loans, the greatest of (A) the Prime Rate in effect on such day, (B) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (C) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the Credit Agreement).
Income taxes. The Predecessor determined income tax expense and related deferred tax balance sheet accounts on a separate return method for the periods prior to the initial public offering. Following the closing of the initial public offering, we are treated as a partnership for U.S. federal income tax purposes and, therefore, generally are not liable for entity-level federal income taxes.
Results of Operations
Revenues
We categorize our revenues as either service revenues or product sales to the respective line items described below:
•Midstream services - Oasis Petroleum. We record service revenues for fee-based arrangements with Oasis Petroleum for midstream services, including: (i) natural gas gathering, compression, processing, gas lift and natural gas liquid (“NGL”) storage services; (ii) crude oil gathering, stabilization, blending, storage and transportation services; and (iii) produced and flowback water gathering and disposal services.
•Midstream services - third parties. We record service revenues from third parties for crude oil gathering and produced and flowback water gathering and disposal services provided to non-affiliated customers.
•Product sales - Oasis Petroleum. We record product sales for the sale of residue gas and NGLs to certain subsidiaries of Oasis Petroleum, which we generate from third party natural gas purchase arrangements. We also record product sales for the supply and distribution of freshwater to Oasis Petroleum.
•Product sales - third parties. We record product sales from third parties for the supply and distribution of freshwater to non-affiliated customers.
The following table summarizes our revenues for the periods presented:

	Year Ended December 31,
	2019(1)	2018(1)	2017
Operating results (in thousands):
Revenues
Midstream services – Oasis Petroleum	$317,072	$250,363	$168,205
Midstream services – third parties	6,531	2,604	1,973
Product sales – Oasis Petroleum	86,543	17,476	11,644
Product sales – third parties	45	3,327	394
Total revenues	$410,191	$273,770	$182,216
___________________
(1) Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 4 to our consolidated financial statements.

Year ended December 31, 2019 as compared to year ended December 31, 2018
Total revenues increased $136.4 million to $410.2 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was driven by a $70.6 million increase in service revenues and a $65.8 million increase in product sales.
The increase in service revenues of $70.6 million was driven by a $58.8 million increase in natural gas service revenues due to an increase in natural gas volumes from Oasis Petroleum as a result of our second natural gas processing plant in Wild Basin coming online in the fourth quarter of 2018. In addition, there was an $8.2 million increase in produced and flowback water service revenues and a $3.6 million increase in crude oil service revenues due primarily to higher volumes from Oasis Petroleum in the Williston Basin and the Delaware Basin, coupled with the commencement of third party volumes in the Delaware Basin.
The increase in product sales of $65.8 million was driven by a $63.7 million increase in natural gas product sales, due to the commencement of third party natural gas purchase arrangements in the fourth quarter of 2018, coupled with a $2.1 million increase in freshwater product sales due primarily to an increase in fracwater deliveries to Oasis Petroleum in the Williston Basin.
Year ended December 31, 2018 as compared to year ended December 31, 2017
Total revenues increased $91.6 million to $273.8 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was driven by an $82.8 million increase in service revenues and an $8.8 million increase in product sales.
The increase in service revenues of $82.8 million was primarily due to a $49.4 million increase related to higher crude oil and natural gas service revenues and a $32.7 million increase in produced and flowback water service revenues, primarily as a result of increased production volumes from Oasis Petroleum.
The increase in product sales of $8.8 million was primarily due to a $4.0 million increase in freshwater product sales to Oasis Petroleum and a $3.3 million increase in freshwater product sales to third parties, coupled with a $1.4 million increase in natural gas product sales due to the commencement of third party natural gas purchase arrangements in the fourth quarter of 2018.

Expenses and other income
The following table summarizes our operating expenses and other income and expenses for the periods presented:

	Year Ended December 31,
	2019(1)	2018(1)	2017

	(In thousands)
Operating expenses
Costs of product sales	$35,826	$7,433	$6,085
Operating and maintenance	74,226	63,685	39,441
Depreciation and amortization	36,358	28,409	15,730
General and administrative	31,009	23,897	18,597
Total operating expenses	177,419	123,424	79,853
Operating income	232,772	150,346	102,363
Other income (expense)
Interest expense, net of capitalized interest	(17,538)	(2,580)	(6,965)
Other income (expense)	(3)	(14)	7
Total other expense, net	(17,541)	(2,594)	(6,958)
Income before income taxes	215,231	147,752	95,405
Income tax expense	—	—	(22,858)
Net income	215,231	147,752	72,547
Less: Net income prior to initial public offering	—	—	37,577
Less: Net income attributable to Delaware Predecessor	4,464	1,343	—
Less: Net income attributable to non-controlling interests	93,111	96,354	23,332
Net income attributable to OMP LP	117,656	50,055	11,638
Less: Net income attributable to General Partner	2,472	112	—
Net income attributable to limited partners	$115,184	$49,943	$11,638
___________________
(1) Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 4 to our consolidated financial statements.
Year ended December 31, 2019 as compared to year ended December 31, 2018
Costs of product sales. The $28.4 million increase in costs of product sales for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily due a $28.0 million increase in costs of product sales related to third party natural gas purchase arrangements, which commenced in the fourth quarter of 2018.
Operating and maintenance. Operating and maintenance expenses increased $10.5 million to $74.2 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was primarily driven by a $8.7 million increase in natural gas operating and maintenance expenses due to our second natural gas processing plant in Wild Basin coming online in the fourth quarter of 2018. In addition, there was a $1.7 million increase in produced and flowback water operating and maintenance expenses due primarily to an increase in operating costs in the Delaware Basin as a result of increased activity.
Depreciation and amortization. Depreciation and amortization expense increased $7.9 million to $36.4 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily as a result of additional assets placed into service during 2019.
General and administrative. G&A increased $7.1 million to $31.0 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was primarily a result of an increase in allocated charges from Oasis Petroleum for G&A services as a result of organizational growth in its midstream business segment.
Interest expense, net of capitalized interest. Interest expense, net of capitalized interest, increased $15.0 million to $17.5 million for the year ended December 31, 2019 as compared to December 31, 2018. This increase was primarily due to higher outstanding borrowings under our Revolving Credit Facility, coupled with a reduction in capitalized interest.

Year ended December 31, 2018 as compared to year ended December 31, 2017
Costs of product sales. The $1.3 million increase for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily due to the commencement of third party gas purchase arrangements in the fourth quarter of 2018.
Operating and maintenance. The $24.2 million increase for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily driven by a $15.8 million increase in crude oil and natural gas operating and maintenance costs due to higher volumes, coupled with a $8.5 million increase related to produced and flowback water operating and maintenance costs as a result of higher produced and flowback water service volumes in the Williston Basin.
Depreciation and amortization. Depreciation and amortization expense increased $12.7 million to $28.4 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily as a result of additional assets placed into service in Wild Basin during 2018.
General and administrative. G&A increased $5.3 million to $23.9 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was primarily a result of public company expenses, including accounting and audit fees, legal fees, board and director expenses and equity-based compensation.
Interest expense, net of capitalized interest. Interest expense, net of capitalized interest, decreased $4.4 million to $2.6 million for the year ended December 31, 2018 as compared to December 31, 2017. This decrease was primarily due to higher capitalized interest in 2018, coupled with lower cash interest.
Income tax expense. The Partnership is not a taxable entity for U.S. federal income tax purposes and taxes are generally borne by our partners through the allocation of taxable income. Income tax expense for the year ended December 31, 2017 was recorded at 23.96% of pre-tax net income.
Liquidity and Capital Resources
Financing strategy
Our primary sources of liquidity are cash flows generated from operations primarily based on commercial agreements with Oasis Petroleum and borrowings under our Revolving Credit Facility. We believe cash generated from these sources will be sufficient to meet our short-term working capital needs, long-term capital expenditure requirements and quarterly cash distributions. As a result, we expect to fund future expansion capital expenditures and acquisitions primarily through a combination of borrowings under our Revolving Credit Facility and, if necessary, the issuance of additional equity or debt securities. Our primary uses of cash have been for capital expenditures for our midstream infrastructure, the acquisition of additional ownership interests in two of our DevCos, the acquisition of midstream infrastructure in the Delaware Basin from Oasis Petroleum, payment of direct operating costs, payment of general and administrative costs, interest payments on outstanding debt and payments of distributions to our partners. We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our unitholders will be funded from cash flows internally generated from our operations.
Cash flows
Our cash flows for the years ended December 31, 2019, 2018 and 2017 are presented below:

	Year Ended December 31,
	2019(1)	2018(1)	2017

	(In thousands)
Net cash provided by operating activities	$252,539	$206,344	$79,843
Net cash used in investing activities	(250,771)	(283,026)	(255,944)
Net cash provided by (used in) financing activities	(4,249)	82,448	176,984
Increase (decrease) in cash and cash equivalents	$(2,481)	$5,766	$883
___________________
(1) Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 4 to our consolidated financial statements.

Cash flows provided by operating activities
Net cash provided by operating activities was $252.5 million, $206.3 million and $79.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in cash flows from operating activities for the year ended December 31, 2019 as compared to 2018 was primarily due to an increase in net income driven by higher revenues, partially offset by a decrease due to working capital changes. The increase in cash flows from operating activities for the year ended December 31, 2018 as compared to 2017 was primarily due to an increase in net income driven by higher revenues, coupled with an increase due to working capital changes.
Working capital. Our working capital fluctuates primarily as a result of changes in service volumes flowing through our systems and changes in accrued expenditures to operate our midstream infrastructure. As of December 31, 2019, we had a working capital balance of approximately $5.8 million. We believe we have adequate liquidity to meet our working capital requirements. As of December 31, 2019, we had $119.0 million of liquidity available, including $4.2 million in cash and cash equivalents and $114.8 million in unused borrowing capacity on the Revolving Credit Facility.
Cash flows used in investing activities
Net cash used in investing activities was $250.8 million, $283.0 million and $255.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. The decrease in net cash used in investing activities for the year ended December 31, 2019 as compared to 2018 was primarily due to a decrease in expansion capital expenditures related to our second natural gas processing plant in Wild Basin, which was placed into service in the fourth quarter of 2018, partially offset by expansion capital expenditures related to the build out of our gathering system in the Delaware Basin.
The increase in net cash used in investing activities for the year ended December 31, 2018 as compared to 2017 was primarily due to an increase in expansion capital expenditures related to the construction of our second natural gas processing plant in Wild Basin, coupled with additional midstream gathering infrastructure in Wild Basin.
2019 Capital Expenditures Arrangement. On February 22, 2019, the Partnership entered into the MOU with Oasis Petroleum regarding the funding of Bobcat DevCo’s capital expenditures for the 2019 calendar year, referred to as the 2019 Capital Expenditures Arrangement. Pursuant to the First A&R Bobcat LLCA, the Partnership and Oasis Petroleum were each required to make pro-rata capital contributions to Bobcat DevCo in accordance with their respective percentage ownership interests in Bobcat DevCo.
Pursuant to the MOU, the Partnership agreed to make up to $80.0 million of capital expenditures to Bobcat DevCo that Oasis Petroleum would otherwise be required to contribute under the First A&R Bobcat LLCA. In connection with execution of the MOU, the Partnership and Oasis Petroleum amended the First A&R Bobcat LLCA and entered into the Second A&R Bobcat LLCA. The Second A&R Bobcat LLCA includes provisions applicable to the disproportionate capital contributions that the Partnership will make to Bobcat DevCo in connection with the 2019 Capital Expenditures Arrangement. Pursuant to the Second A&R Bobcat LLCA, upon the occurrence of a disproportionate capital contribution, the Partnership’s percentage interest and Oasis Petroleum’s percentage interest in Bobcat DevCo will be adjusted to take into account the amount of the disproportionate capital contribution. During the year ended December 31, 2019, the Partnership made capital contributions to Bobcat DevCo pursuant to the 2019 Capital Expenditures Arrangement of $73.0 million. The Partnership’s ownership interest in Bobcat DevCo increased from 25% as of December 31, 2018 to 35.3% as of December 31, 2019. The 2019 Capital Expenditures Arrangement ended on December 31, 2019 (see Note 5 to our consolidated financial statements).
Capital expenditures.
Our capital expenditures are summarized in the following table for the year ended December 31, 2019:

	Year Ended December 31, 2019

	(In thousands)
Capital expenditures	Gross	Net
Maintenance capital expenditures	$17,621	$8,346
Expansion capital expenditures	194,399	189,321
Capitalized interest	905	905
Total(1)	$212,925	$198,572
___________________
(1) Retrospectively adjusted for the transfer of net assets between entities under common control. Excludes $9.4 million of capital expenditures incurred in 2018 that were reimbursed to Oasis Petroleum on the effective date of November 1, 2019. Delaware Basin capital expenditures incurred in 2018 were recast to the 2018 consolidated financial statements in accordance with GAAP. See Note 4 to our consolidated financial statements.

Our capital expenditures by DevCo are summarized in the following table for the year ended December 31, 2019:

		Year Ended December 31, 2019

		(In thousands)
DevCo	OMP Ownership(3)	Gross	Net
Bighorn DevCo	100%	$17,850	$17,850
Bobcat DevCo	35.3%	134,539	126,065
Beartooth DevCo	70%	19,596	13,717
Panther DevCo(2)	100%	40,035	40,035
OMP Operating	100%	905	905
Total(1)		$212,925	$198,572
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
(2) Retrospectively adjusted for the transfer of net assets between entities under common control. Excludes $9.4 million of capital expenditures incurred in 2018 that were reimbursed to Oasis Petroleum on the effective date of November 1, 2019. Delaware Basin capital expenditures incurred in 2018 were recast to the 2018 consolidated financial statements in accordance with GAAP. See Note 4 to our consolidated financial statements.
(3) Ownership interest as of December 31, 2019.

Our 2020 capital expenditures program, excluding acquisitions, will accommodate a gross capital expenditure level of approximately $110 million to $120 million, with approximately $68 million to $75 million attributable to the Partnership. We expect to spend approximately 6% to 8% of EBITDA for maintenance capital expenditures, which is included in our total capital expenditure program.
Cash flows provided by (used in) financing activities
For the year ended December 31, 2019, net cash used in financing activities was $4.2 million. This net use of cash was attributable to cash distributions to unitholders and non-controlling interests, offset by net borrowings on the Revolving Credit Facility and capital contributions from the Delaware Predecessor and non-controlling interests. For the years ended December 31, 2018 and 2017, net cash provided by financing activities was $82.4 million and $177.0 million, respectively. For the year ended December 31, 2018, net cash provided by financing activities was attributable to net borrowings on the Revolving Credit Facility, capital contributions from non-controlling interests and net proceeds from the public offering of our common units, partially offset by a cash distribution to Oasis Petroleum for the acquisition of additional ownership interests in Bobcat DevCo and Beartooth DevCo, cash distributions to non-controlling interests and cash distributions to unitholders.
For the year ended December 31, 2017, net cash provided by financing activities was primarily attributable to proceeds from our initial public offering, proceeds from borrowings on the Revolving Credit Facility and capital contributions from Oasis Petroleum prior to our initial public offering, offset by distributions to Oasis Petroleum.
Revolving credit facility. As of December 31, 2019, the Revolving Credit Facility had an aggregate commitment of $575.0 million. The Revolving Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures of the Partnership and matures on September 25, 2022.
On May 6, 2019, we entered into a second amendment to the Revolving Credit Facility to (i) increase the aggregate amount of commitments from $400.0 million to $475.0 million; (ii) provide for the ability to further increase commitments to $675.0 million; and (iii) add a new lender to the bank group. On August 16, 2019, we entered into a third amendment to the Revolving Credit Facility to (i) increase the aggregate amount of commitments from $475.0 million to $575.0 million and (ii) provide for the ability to further increase commitments to $775.0 million.
Principal amounts borrowed are payable on the maturity date and interest is payable quarterly for ABR Loans (as defined in the Credit Agreement) and at the end of the applicable interest period for Eurodollar Loans (as defined in the Credit Agreement), and with respect to Eurodollar Borrowings with an interest period of more than three months duration, at each three month interval. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) or

(ii) with respect to ABR Loans, the greatest of (A) the Prime Rate in effect on such day, (B) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (C) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the Credit Agreement). The applicable margin for borrowings under the Revolving Credit Facility is based on the Partnership’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.50%.
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
The Revolving Credit Facility also requires the Partnership to maintain the following financial covenants (which are described in more detail in the Credit Agreement):
•Consolidated Total Leverage Ratio: Prior to the date on which one or more of the credit parties have issued an aggregate principal amount of at least $150.0 million of senior notes (as permitted under the Revolving Credit Facility) (such date the “Covenant Changeover Date”) and commencing with the fiscal quarter ended December 31, 2017, the Partnership and OMP Operating’s ratio of Total Debt to EBITDA (each as defined in the Credit Agreement) on a quarterly basis may not exceed 4.50 to 1.00 (or during an Acquisition Period (as defined in the Credit Agreement), 5.00 to 1.00). On a quarterly basis following the Covenant Changeover Date, the Partnership and OMP Operating’s ratio of Total Debt to EBITDA may not exceed 5.25 to 1.00.
•Consolidated Senior Secured Leverage Ratio: On a quarterly basis following the Covenant Changeover Date, the Partnership and OMP Operating’s ratio of Consolidated Senior Secured Funded Debt to EBITDA (each as defined in the Credit Agreement) may not exceed 3.75 to 1.00.
•Consolidated Interest Coverage Ratio: On a quarterly basis prior to the Covenant Changeover Date and commencing with the fiscal quarter ended December 31, 2017, the Partnership and OMP Operating’s ratio of EBITDA to Consolidated Interest Expense (each as defined in the Credit Agreement) may not be less than 3.00 to 1.00 and on a quarterly basis following the Covenant Changeover Date, the Partnership and OMP Operating’s ratio of EBITDA to Consolidated Interest Expense may not be less than 2.50 to 1.00.
The Partnership was in compliance with the financial covenants of the Revolving Credit Facility as of December 31, 2019.
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
On January 30, 2020, the board of directors of the General Partner declared the quarterly distribution for the fourth quarter of $0.54 per unit. In addition, the General Partner will receive a cash distribution of $1.0 million attributable to its IDRs related to earnings for the fourth quarter. These distributions will be paid on February 27, 2020 to unitholders of record as of February 13, 2020.

Obligations and commitments
We have the following gross contractual obligations and commitments as of December 31, 2019:

	Payments due by period
	Total	Within 1 year	1-3 years	3-5 years	More than 5 years

	(In thousands)
Borrowings under Revolving Credit Facility(1)	$458,500	$—	$458,500	$—	$—
Interest payments on borrowings under Revolving Credit Facility(1)	508	508	—	—	—
Asset retirement obligations(2)	1,747	—	—	—	1,747
Finances leases(3)	830	11	90	90	639
Operating leases(3)	5,423	3,150	2,273	—	—
Volume commitment agreements (4)	8,073	3,600	3,635	—	838
Total contractual cash obligations	$475,081	$7,269	$464,498	$90	$3,224
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
(3) See Note 9 to our consolidated financial statements for a description of our leases.
(4) See Note 11 to our consolidated financial statements for a description of our volume commitment agreements.
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
Maintenance capital expenditures, which are cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long term, system operating capacity, operating income or revenue. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to maintain equipment reliability, integrity and safety and to comply with environmental laws and regulations. In addition, we designate a portion of our capital expenditures to connect new wells to maintain gathering throughput as maintenance capital expenditures to the extent such capital expenditures are necessary to maintain, over the long term, system operating capacity, operating income or revenue. Cash expenditures made solely for investment purposes will not be considered maintenance capital expenditures; or
Expansion capital expenditures, which are cash expenditures to acquire additional interests in our midstream assets and to construct new midstream infrastructure and those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system operating capacity, operating income or revenue. Examples of expansion capital expenditures include the acquisition of additional interests in our DevCos, and the construction, development or acquisition of additional midstream assets, in each case, to the extent such capital expenditures are expected to increase, over the long term, system operating capacity, operating income or revenue. In the future, if we make acquisitions that increase system operating capacity, operating income or revenue, the associated capital expenditures may also be considered expansion capital expenditures.
When assets are placed into service, management makes estimates with respect to useful lives and salvage values that management believes are reasonable. However, subsequent events could cause a change in estimates, thereby impacting future depreciation amounts. Uncertainties that may impact these estimates include, among others, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions and supply and demand in the area. Depreciation is computed over the asset’s estimated useful life using the straight line method based on estimated useful lives and asset salvage values. The weighted average life of our long-lived assets is 30 years. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is recognized as gain or loss.
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
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements for a description of the effect of recent accounting pronouncements on our consolidated financial statements.
Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2019, 2018 and 2017. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy, and in the past, we have tended to experience inflationary pressure on the cost to acquire, build or replace property, plant and equipment.
Off-balance sheet arrangements
Currently, we do not have any off-balance sheet arrangements as defined by the SEC. In the ordinary course of business, we enter into various commitment agreements and other contractual obligations, some of which are not recognized in our consolidated financial statements in accordance with GAAP. See “Obligations and commitments” above and Note 11 to our consolidated financial statements for a description of our commitments and contingencies.

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
The following table presents a reconciliation of the GAAP financial measure of interest expense to the non-GAAP financial measure of Cash Interest for the periods presented:

	Year Ended December 31,
	2019(1)	2018(1)	2017

	(In thousands)
Interest expense, net of capitalized interest	$17,538	$2,580	$6,965
Capitalized interest(2)	905	4,870	1,220
Amortization of deferred financing costs	(946)	(525)	(126)
Cash Interest	$17,497	$6,925	$8,059
Less: Cash Interest prior to the initial public offering	—	—	7,603
Less: Cash Interest attributable to Delaware Predecessor	(813)	(237)	—
Less: Cash Interest attributable to non-controlling interests	(11)	—	—
Cash Interest attributable to Oasis Midstream Partners LP	$16,673	$6,688	$456
___________________
(1) Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 4 to our consolidated financial statements.
(2) Capitalized interest allocated to the Predecessor prior to the initial public offering was $0.7 million for the year ended December 31, 2017. The Partnership recorded capitalized interest on borrowings under the Revolving Credit Facility of $0.6 million for the year ended December 31, 2017. See Note 8 to our consolidated financial statements for a description of our long-term debt.

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
The following table presents reconciliations of the GAAP financial measures of net income and net cash provided by operating activities to the non-GAAP financial measure of Adjusted EBITDA and Distributable Cash Flow for the periods presented:

	Year Ended December 31,
	2019(1)	2018(1)	2017

	(In thousands)
Net income	$215,231	$147,752	$72,547
Income tax expense	—	—	22,858
Depreciation and amortization	36,358	28,409	15,730
Equity-based compensation expenses	378	356	1,052
Interest expense, net of capitalized interest	17,538	2,580	6,965
Adjusted EBITDA	$269,505	$179,097	$119,152
Less: Adjusted EBITDA prior to the initial public offering	—	—	79,484
Less: Adjusted EBITDA attributable to Delaware Predecessor	5,510	1,585	—
Less: Adjusted EBITDA attributable to non-controlling interests	105,053	108,754	25,955
Adjusted EBITDA attributable to OMP LP	$158,942	$68,758	$13,713
Cash Interest attributable to OMP LP	16,673	6,688	456
Maintenance capital expenditures attributable to OMP LP	8,346	2,747	1,183
Distributable Cash Flow attributable to OMP LP	$133,923	$59,323	$12,074

Net cash provided by operating activities	$252,539	$206,344	$79,843
Current tax expense	—	—	17,618
Interest expense, net of capitalized interest	17,538	2,580	6,965
Changes in working capital	374	(30,346)	14,853
Other non-cash adjustments	(946)	519	(127)
Adjusted EBITDA	$269,505	$179,097	$119,152
Less: Adjusted EBITDA prior to the initial public offering	—	—	79,484
Less: Adjusted EBITDA attributable to Delaware Predecessor	5,510	1,585	—
Less: Adjusted EBITDA attributable to non-controlling interests	105,053	108,754	25,955
Adjusted EBITDA attributable to OMP LP	$158,942	$68,758	$13,713
Cash Interest attributable to OMP LP	16,673	6,688	456
Maintenance capital expenditures attributable to OMP LP	8,346	2,747	1,183
Distributable Cash Flow attributable to OMP LP	$133,923	$59,323	$12,074
__________________
(1) Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 4 to our consolidated financial statements.

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
Customer credit risk. We are dependent on Oasis Petroleum as our most significant customer, and we expect to derive a substantial majority of our revenues from Oasis Petroleum for the foreseeable future. As a result, any event, whether in our dedicated areas or otherwise, that adversely affects Oasis Petroleum’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Further, we are subject to the risk of non-payment or non-performance by Oasis Petroleum. We cannot predict the extent to which Oasis Petroleum’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Oasis Petroleum’s ability to execute its drilling and development program or to perform under our agreements. Any material non-payment or non-performance by Oasis Petroleum could reduce our ability to make distributions to our unitholders. We did not experience any significant defaults on accounts receivable for the years ended December 31, 2019, 2018 and 2017.
Commodity price risk. We have limited direct exposure to risks associated with fluctuating commodity prices due to the nature of our business and our commercial arrangements with Oasis Petroleum and third parties. However, to the extent that our future contractual arrangements with Oasis Petroleum or third parties do not provide for fixed-fee structures, we may become subject to commodity price risk. Additionally, as substantially all of our revenues are derived from Oasis Petroleum, we will be indirectly subject to risks associated with fluctuating commodity prices to the extent that lower commodity prices adversely affect Oasis Petroleum’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows.
Interest rate risk. At December 31, 2019, we had $458.5 million of borrowings outstanding under our Revolving Credit Facility with an aggregate commitment amount of $575.0 million. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) or (ii) with respect to ABR Loans, the greatest of (A) the Prime Rate in effect on such day, (B) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (c) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the Credit Agreement). The applicable margin for borrowings under the Revolving Credit Facility is based on the Partnership’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.50%.
At December 31, 2019, the outstanding borrowings under our Revolving Credit Facility bore interest at LIBOR plus a 2.00% margin. We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in efforts to reduce interest rate expense related to debt issued under our Revolving Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors of OMP GP LLC and Unitholders of Oasis Midstream Partners LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oasis Midstream Partners LP and its subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
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
February 26, 2020
We have served as the Partnership’s auditor since 2017.

OASIS MIDSTREAM PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018(1)

	(In thousands, except unit data)
ASSETS
Current assets
Cash and cash equivalents	$4,168	$6,649
Accounts receivable	5,969	2,481
Accounts receivable – Oasis Petroleum	77,571	81,022
Prepaid expenses	1,923	1,418
Other current assets	138	22
Total current assets	89,769	91,592
Property, plant and equipment	1,155,503	942,578
Less: accumulated depreciation and amortization	(98,982)	(62,730)
Total property, plant and equipment, net	1,056,521	879,848
Operating lease right-of-use assets	5,207	—
Other assets	3,172	2,452
Total assets	$1,154,669	$973,892
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$2,478	$2,180
Accounts payable – Oasis Petroleum	27,139	33,014
Accrued liabilities	50,210	60,954
Accrued interest payable	508	442
Current operating lease liabilities	3,005	—
Other current liabilities	594	—
Total current liabilities	83,934	96,590
Long-term debt	458,500	318,000
Asset retirement obligations	1,747	1,630
Operating lease liabilities	2,216	—
Other liabilities	3,644	—
Total liabilities	550,041	416,220
Commitments and contingencies (Note 11)
Equity
Limited partners
Common units (20,045,196 and 20,029,026 issued and outstanding at December 31, 2019 and December 31, 2018, respectively)	225,339	192,581
Subordinated units (13,750,000 units issued and outstanding at December 31, 2019 and December 31, 2018)	66,005	45,937
General Partner	1,026	112
Total partners’ equity	292,370	238,630
Non-controlling interests	312,258	312,815
Delaware Predecessor	—	6,227
Total equity	604,628	557,672
Total liabilities and equity	$1,154,669	$973,892

___________________
(1) Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 4 — Acquisitions.

The accompanying notes are an integral part of these consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019(1)	2018(1)	2017

	(In thousands, except per unit data)
Revenues
Midstream services – Oasis Petroleum	$317,072	$250,363	$168,205
Midstream services – third parties	6,531	2,604	1,973
Product sales – Oasis Petroleum	86,543	17,476	11,644
Product sales – third parties	45	3,327	394
Total revenues	410,191	273,770	182,216
Operating expenses
Costs of product sales	35,826	7,433	6,085
Operating and maintenance	74,226	63,685	39,441
Depreciation and amortization	36,358	28,409	15,730
General and administrative	31,009	23,897	18,597
Total operating expenses	177,419	123,424	79,853
Operating income	232,772	150,346	102,363
Other income (expense)
Interest expense, net of capitalized interest	(17,538)	(2,580)	(6,965)
Other income (expense)	(3)	(14)	7
Total other expense, net	(17,541)	(2,594)	(6,958)
Income before income taxes	215,231	147,752	95,405
Income tax expense	—	—	(22,858)
Net income	215,231	147,752	72,547
Less: Net income prior to initial public offering	—	—	37,577
Less: Net income attributable to Delaware Predecessor	4,464	1,343	—
Less: Net income attributable to non-controlling interests	93,111	96,354	23,332
Net income attributable to OMP LP	117,656	50,055	11,638
Less: Net income attributable to General Partner	2,472	112	—
Net income attributable to limited partners	$115,184	$49,943	$11,638
Earnings per limited partner unit (Note 14)
Common units – basic and diluted	$3.41	$1.82	$0.43
Weighted average number of limited partners units outstanding (Note 14)
Common units – basic	20,024	14,504	13,566
Common units – diluted	20,032	14,519	13,568
___________________
(1) Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 4 — Acquisitions.

The accompanying notes are an integral part of these consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

			Partnership
	Predecessor	Delaware Predecessor	Common units	Subordinated units	General Partner	Non-controlling interests	Total equity

	(In thousands)
Balance as of December 31, 2016	$331,675	$—	$—	$—	$—	$—	$331,675
Cumulative effect adjustment for adoption of ASU 2016-09	(59)	—	—	—	—	—	(59)
Equity-based compensation	999	—	—	—	—	—	999
Capital contributions prior to initial public offering	65,145	—	—	—	—	—	65,145
Net income prior to initial public offering	37,577	—	—	—	—	—	37,577
Balance as of September 25, 2017	435,337	—	—	—	—	—	435,337
Elimination of current and deferred tax liabilities	104,005	—	—	—	—	—	104,005
Net assets excluded from initial public offering	(50,726)	—	—	—	—	—	(50,726)
Allocation of net investment to unitholders	(488,616)	—	53,704	144,077	—	290,835	—
Net proceeds from initial public offering	—	—	134,185	—	—	—	134,185
Proceeds from initial public offering distributed to Oasis Petroleum	—	—	(26,360)	(70,723)	—	(35,000)	(132,083)
Contributions from non-controlling interests	—	—	—	—	—	34,279	34,279
Equity-based compensation	—	—	53	—	—	—	53
Net income subsequent to initial public offering	—	—	5,819	5,819	—	23,332	34,970
Balance as of December 31, 2017	—	—	167,401	79,173	—	313,446	560,020
Delaware Predecessor capital contributions, net	—	4,884	—	—	—	—	4,884
Contributions from non-controlling interests	—	—	—	—	—	147,453	147,453
Distributions to non-controlling interests	—	—	—	—	—	(128,903)	(128,903)
Distributions to unitholders	—	—	(22,478)	(22,440)	—	—	(44,918)
2018 Dropdown Acquisition	—	—	45,935	69,600	—	(115,535)	—
Distribution to Oasis Petroleum for 2018 Dropdown Acquisition	—	—	(68,556)	(103,873)	—	—	(172,429)
Issuance of common units	—	—	44,503	—	—	—	44,503
Equity-based compensation	—	—	356	—	—	—	356
Other	—	—	(493)	(553)	—	—	(1,046)
Net income	—	1,343	25,913	24,030	112	96,354	147,752
Balance as of December 31, 2018	—	6,227	192,581	45,937	112	312,815	557,672
Delaware Predecessor capital contributions, net	—	14,008	—	—	—	—	14,008
Contributions from non-controlling interests	—	—	—	—	—	5,078	5,078
Distributions to non-controlling interests	—	—	—	—	—	(95,771)	(95,771)
Distributions to unitholders	—	—	(38,587)	(26,469)	(1,558)	—	(66,614)
Equity-based compensation	—	—	378	—	—	—	378
2019 Delaware Acquisition	—	(24,699)	(95)	(145)	—	—	(24,939)
Other	—	—	2,771	(211)	—	(2,975)	(415)
Net income	—	4,464	68,291	46,893	2,472	93,111	215,231
Balance as of December 31, 2019	$—	$—	$225,339	$66,005	$1,026	$312,258	$604,628

The accompanying notes are an integral part of these consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019(1)	2018(1)	2017

	(In thousands)
Cash flows from operating activities:
Net income	$215,231	$147,752	$72,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,358	28,409	15,730
Deferred income taxes	—	—	5,240
Equity-based compensation expenses	378	356	1,052
Deferred financing costs amortization and other	946	(519)	127
Working capital and other changes:
Change in accounts receivable	(37)	3,194	(56,473)
Change in prepaid expenses	(505)	(640)	(304)
Change in accounts payable and accrued liabilities	(3,311)	27,814	24,400
Change in current income taxes payable	—	—	17,618
Change in other assets and liabilities, net	3,479	(22)	(94)
Net cash provided by operating activities	252,539	206,344	79,843
Cash flows from investing activities:
Capital expenditures	(225,832)	(283,026)	(181,424)
Acquisitions	(24,939)	—	(74,520)
Net cash used in investing activities	(250,771)	(283,026)	(255,944)
Cash flows from financing activities:
Capital contributions from parent prior to initial public offering	—	—	65,145
Capital contributions from non-controlling interests	5,078	140,277	33,875
Capital contributions from Delaware Predecessor, net	14,008	4,884	—
Proceeds from initial public offering, net of offering costs	—	—	134,185
Proceeds from sale of common units, net of offering costs	—	44,503	—
Distribution to Oasis Petroleum subsequent to initial public offering	—	—	(132,083)
Distributions to non-controlling interests	(95,771)	(128,903)	—
Distribution to Oasis Petroleum for contributed assets	—	(172,429)	—
Distributions to unitholders	(66,615)	(44,918)	—
Deferred financing costs	(973)	(966)	(2,138)
Proceeds from revolving credit facility	153,000	275,000	78,000
Principal payments on revolving credit facility	(12,500)	(35,000)	—
Other	(476)	—	—
Net cash provided by (used in) financing activities	(4,249)	82,448	176,984
Increase (decrease) in cash and cash equivalents	(2,481)	5,766	883
Cash:
Beginning of period	6,649	883	—
End of period	$4,168	$6,649	$883
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$16,592	$2,054	$—
Supplemental non-cash transactions:
Change in accrued capital expenditures	$(12,945)	$(1,794)	$63,199
Change in asset retirement obligations	117	314	198
Installment notes from acquisition	—	—	4,875
Reimbursement of capital expenditures from Oasis Petroleum	—	7,176	—
Non-cash elimination of current and deferred tax liabilities	—	—	104,005
___________________
(1) Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 4 — Acquisitions.
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
The Partnership conducts its business through its ownership of the following development companies: Bighorn DevCo LLC (“Bighorn DevCo”), Bobcat DevCo LLC (“Bobcat DevCo”), Beartooth DevCo LLC (“Beartooth DevCo”) and Panther DevCo LLC (“Panther DevCo” and collectively with Bighorn DevCo, Bobcat DevCo and Beartooth DevCo, the “DevCos”), two of which are jointly-owned with Oasis Petroleum.
Initial public offering. The Partnership completed its initial public offering in 2017. In connection with the Partnership’s initial public offering, Oasis Petroleum contributed to the Partnership a 100% ownership interest in Bighorn DevCo, a 10% ownership interest in Bobcat DevCo and a 40% ownership interest in Beartooth DevCo.
2018 Dropdown Acquisition. On November 19, 2018, the Partnership acquired an additional 15% ownership interest in Bobcat DevCo and an additional 30% ownership interest in Beartooth DevCo. See Note 4 — Acquisitions.
2019 Capital Expenditures Arrangement. On February 22, 2019, the Partnership entered into the 2019 Capital Expenditures Arrangement (defined below) pursuant to which the Partnership agreed to pay up to $80.0 million of expansion capital expenditures associated with Oasis Petroleum’s retained interest in Bobcat DevCo, in exchange for increasing ownership interest in Bobcat DevCo. During the year ended December 31, 2019, the Partnership made capital contributions to Bobcat DevCo pursuant to the 2019 Capital Expenditures Arrangement of $73.0 million. As a result, the Partnership’s ownership interest in Bobcat DevCo increased from 25% as of December 31, 2018 to 35.3% as of December 31, 2019. The 2019 Capital Expenditures Arrangement ended on December 31, 2019. See Note 5 — Transactions with Affiliates.
2019 Delaware Acquisition. On November 1, 2019, the Partnership entered into an agreement with Oasis Petroleum, pursuant to which Oasis Petroleum agreed to assign to Panther DevCo, a wholly-owned subsidiary of the Partnership, certain crude oil gathering and produced and flowback water gathering and disposal assets in the Delaware Basin (the “2019 Delaware Acquisition”). See Note 4 — Acquisitions.
As of December 31, 2019, the Partnership’s assets and ownership interests in the DevCos were as follows:

DevCos	Areas Served	Service Lines	OMP Ownership
Bighorn DevCo	Wild Basin	–Natural gas processing –Crude oil stabilization –Crude oil blending –Crude oil and NGL storage –Crude oil transportation	100%
Bobcat DevCo	Wild Basin	–Natural gas gathering –Natural gas compression –Gas lift –Crude oil gathering –Produced and flowback water gathering –Produced and flowback water disposal	35.3%
Beartooth DevCo	Alger Cottonwood Hebron Indian Hills Red Bank Wild Basin	–Produced and flowback water gathering –Produced and flowback water disposal –Freshwater supply and distribution	70%
Panther DevCo	Delaware Basin	–Crude oil gathering –Produced and flowback water gathering –Produced and flowback water disposal	100%

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
The 2019 Delaware Acquisition was accounted for as a transfer of net assets between entities under common control (see Note 4 — Acquisitions). As a result, the Partnership recorded the net assets acquired at historic carrying value and recast its financial statements to include such net assets from the date of common control. The Partnership recast its consolidated financial statements as of and for the year ended December 31, 2018, and prior to the effective date of November 1, 2019 for the year ended December 31, 2019. The consolidated financial statements for the year ended December 31, 2017 were not recast, since Oasis Petroleum first entered the Delaware Basin in 2018 following its acquisition of certain assets from Forge Energy, LLC.
For those periods requiring recast, the consolidated financial statements for periods prior to the effective date were prepared from Oasis Petroleum’s historical cost-basis accounts and may not necessarily be indicative of the actual results had the Partnership owned the assets during the reported period. See Note 4 — Acquisitions.
Delaware Predecessor. Prior to the 2019 Delaware Acquisition, Oasis Petroleum’s midstream services in the Delaware Basin were performed by OMS (the “Delaware Predecessor”). The consolidated financial statements include the results of the Delaware Predecessor for the year ended December 31, 2018 and prior to the effective date of the 2019 Delaware Acquisition for the year ended December 31, 2019.
The Delaware Predecessor financial statements have been prepared from the separate records maintained by Oasis Petroleum and may not necessarily be indicative of the actual results of operations that might have occurred if the Delaware Predecessor assets had been operated by the Partnership during the periods reported.
Predecessor. Prior to the initial public offering, Oasis Petroleum’s midstream services were performed by Oasis Midstream Services LLC (“OMS”), a wholly-owned subsidiary of Oasis Petroleum, which constitutes the predecessor to the Partnership for accounting purposes (the “Predecessor”). The consolidated financial statements include the results of the Predecessor for the periods presented prior to the initial public offering on September 25, 2017. Certain midstream infrastructure assets, liabilities, revenues and expenses included in the Predecessor’s historical financial statements have been excluded from the DevCos upon formation. These excluded assets are not included in the consolidated financial statements for the periods presented subsequent to the initial public offering on September 25, 2017. Substantially all of the services of the Predecessor were provided to Oasis Petroleum North America LLC (“OPNA”), a wholly-owned subsidiary of Oasis Petroleum that conducts Oasis Petroleum’s crude oil and natural gas exploration and production activities. The Predecessor financial statements have been prepared from the separate records maintained by Oasis Petroleum and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods reported.
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
Variable interest entity. The Partnership determined that Bobcat DevCo is a variable interest entity (“VIE”), since OMS’s equity at risk was established with non-substantive voting rights. As the Partnership has the authority to direct the activities that most significantly affect the economic performance of Bobcat DevCo, the Partnership is considered the primary beneficiary and consolidates Bobcat DevCo in its financial statements under the VIE consolidation model.
The Partnership determined that Bighorn DevCo, Beartooth DevCo and Panther DevCo are not VIEs and consolidates these entities in its financial statements under the voting interest consolidation model.
Non-controlling interests. The non-controlling interests represent Oasis Petroleum’s retained ownership interests in Bobcat DevCo and Beartooth DevCo of 64.7% and 30%, respectively, as of December 31, 2019.

Significant Accounting Policies
Cash and cash equivalents. The Partnership classifies all unrestricted cash on hand and investments with original maturity dates less than 90 days as cash equivalents.
In the first quarter of 2019, the Partnership adopted Accounting Standards Update No. 2016-15, Statement of Cash Flows (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 was applied on a retrospective basis. The adoption of ASU 2016-15 did not result in a material impact to the Partnership’s financial position, cash flows, results of operations or financial statement disclosures.
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
The Partnership capitalizes a portion of its interest expense incurred on its outstanding debt. The amount capitalized is determined by multiplying the capitalization rate by the average amount of eligible accumulated capital expenditures and is limited to actual interest costs incurred during the period. The accumulated capital expenditures included in the capitalized interest calculation begin when the first costs are incurred and end when the asset is either placed into service or written off. The Partnership capitalized $0.9 million, $4.9 million and $1.2 million of interest costs for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are amortized over the useful life of the related assets once the assets are placed in-service.
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
In the first quarter of 2019, the Partnership adopted Accounting Standards Update No. 2017-09, Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 was adopted on a prospective basis. The adoption of ASU 2017-09 did not result in a material impact to the Partnership’s financial position, cash flows, results of operations or financial statement disclosures.
Income taxes. The Partnership is not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Generally, each partner is separately taxed on its share of taxable income. During the fourth quarter of 2019, the Partnership commenced operations in the Delaware Basin, and as a result, is subject to the Texas margin tax, which is considered an income tax under GAAP.
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
Common control transactions. The Partnership accounts for assets acquired from Oasis Petroleum and its subsidiaries as common control transactions whereby the net assets acquired are recorded at historical carrying value at the date of transfer. Consideration transferred in excess of the carrying value of the net assets acquired is recorded to equity as a deemed distribution. Common control transactions involving the transfer of a business or the transfer of net assets result in a change in reporting entity and require prior periods to be retrospectively adjusted. To the extent such transactions require prior periods to be retrospectively adjusted, historical net equity amounts prior to the transaction date are reflected in predecessor equity.
Business combinations (excluding common control transactions). The Partnership accounts for business combinations under the acquisition method of accounting. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, and non-controlling interest, if any, in a business combination. Fair value is determined on the acquisition date. Acquisition-related costs are expensed as incurred in connection with each business combination. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition, and not later than one year from the acquisition date, the Partnership will record any material adjustments to the initial estimate based on new information obtained about facts and circumstances that existed as of the acquisition date.
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
In the first quarter of 2019, the Partnership adopted Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 was adopted on a prospective basis. The adoption of ASU 2017-01 did not result in a material impact to the Partnership’s financial position, cash flows, results of operations or financial statement disclosures.
Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”), which established a right-of-use (“ROU”) model that requires a lessee to recognize an operating lease asset and lease liability on the balance sheet, with the exception of short-term leases. Accounting Standards Codification 842, Leases (“ASC 842”), was subsequently amended by ASU No. 2018-01, Land easement practical expedient for transition to Topic 842 (“ASU 2018-01”); ASU No. 2018-10, Codification Improvements to Topic 842; and ASU No. 2018-11, Targeted Improvements.
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
The Partnership elected the package of practical expedients under the transition guidance within the new standard, including the practical expedient to not reassess under the new standard any prior conclusions about lease identification, lease classification and initial direct costs; the use-of hindsight practical expedient; the practical expedient to not reassess the prior accounting treatment for existing or expired land easements; and the practical expedient pertaining to combining lease and non-lease components for all asset classes. In addition, the Partnership elected not to apply the recognition requirements of ASC 842 to short-term leases, and as such, recognition of lease payments for short-term leases are recognized in net income on a straight line basis. See Note 9 — Leases for the adoption impact and disclosures required by ASC 842.
Concentrations of Market and Credit Risk
The Partnership has limited direct exposure to risks associated with fluctuating commodity prices due to the nature of its business and its long-term, fixed-fee contractual arrangements with customers. However, to the extent that the future contractual arrangements with customers, including Oasis Petroleum or third parties, do not provide for fixed-fee structures, the Partnership may become subject to commodity price risk. Additionally, as substantially all of the Partnership’s revenues are derived from Oasis Petroleum, the Partnership is indirectly subject to risks associated with fluctuating commodity prices to the extent that lower commodity prices adversely affect Oasis Petroleum’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows.
Recent Accounting Pronouncements
Fair Value Measurement. In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which improves the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures until their effective date. The Partnership does not expect the adoption of this guidance to have an impact on its financial position, cash flows or results of operations, but it may result in changes to disclosures.
Financial Instruments - Credit Losses. In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasts, to develop credit loss estimates. ASU 2016-13 requires entities to use the new methodology to measure impairment of financial instruments, including accounts receivable, and may result in earlier recognition of credit losses than under current GAAP. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. Although the Partnership continues to evaluate ASU 2016-13, based on our current credit portfolio the Partnership does not expect the adoption of this standard to have a material impact on its financial position, cash flows or results of operations, but it may result in changes to disclosures.
3. Revenue Recognition
The Partnership categorizes revenues as service revenues or product sales under the following types of arrangements:
Fee-based arrangements. Revenues generated under fee-based arrangements are reported as service revenues on the Consolidated Statements of Operations. Under fee-based arrangements, the Partnership receives a fee for midstream services provided to its customers, and revenues are recognized using the output method for measuring the satisfaction of performance obligations. Revenues earned under fee-based arrangements are generally directly related to the volume of crude oil, natural gas and produced and flowback water that flows through the Partnership’s systems, and the Partnership does not take ownership to the volumes it handles for its customers. Payments under fee-based arrangements are generally due 30 days after receipt of invoice. The Partnership generates revenues under fee-based arrangements as follows:
•Crude oil and natural gas. The Partnership is party to certain contracts with customers for crude oil gathering, stabilization, blending, storage and transportation, as well as natural gas gathering, compression, processing and gas lift services. Under these customer contracts, the Partnership provides daily integrated midstream services on a stand ready basis over a period of time, which represents a single performance obligation since the customer simultaneously receives and consumes the benefits of these services on a daily basis. Satisfaction of the performance obligation is measured as each day of service is completed, which directly corresponds with its right to consideration from the customer. Revenues associated with these contracts are recognized based upon the transaction price at month-end under the right to invoice practical expedient.
•Produced and flowback water. The Partnership is party to certain contracts with customers for produced and flowback water gathering and disposal services. Under these customer contracts, the Partnership provides daily integrated midstream services on a stand ready basis over a period of time, which represents a single performance obligation since the customer simultaneously receives and consumes the benefits of these services on a daily basis. Satisfaction of the performance obligation is measured as each day of service is completed, which directly corresponds with its right to consideration from the customer. Revenues associated with these contracts are recognized based upon the transaction price at month-end under the right to invoice practical expedient.
Purchase arrangements. Revenues generated under purchase arrangements are reported as product sales on the Consolidated Statements of Operations. Under purchase arrangements, revenues and expenses are recognized on a gross basis since the Partnership takes control of the product prior to sale and is the principal in the transaction. The Partnership recognizes revenues using the output method for measuring the satisfaction of performance obligations based upon the volume of natural gas, natural gas liquids (“NGLs”) or freshwater delivered to its customers. Revenues associated with purchase arrangements are recognized at a point in time based upon the transaction price when title, control and risk of loss transfers to the customer, which occurs at the delivery point. Payments under purchase arrangements are generally due 30 days after receipt of invoice. The Partnership generates revenues under purchase arrangements as follows:
•Natural gas and NGL. The Partnership is party to certain purchase arrangements pursuant to which the Partnership purchases natural gas from a third party at a connection point and obtains control prior to performing services. The Partnership gathers, compresses and/or processes the gas and then redelivers the residue gas and NGLs to a different counterparty at market-based prices.
•Freshwater. The Partnership is party to certain contracts with customers for freshwater supply and distribution. Under these customer contracts, the Partnership supplies and distributes freshwater to its customers for hydraulic fracturing and production optimization. These contracts contain multiple distinct performance obligations since each freshwater barrel can be sold separately and is not dependent or highly interrelated with other barrels.
Disaggregation of revenues
The following table summarizes revenues associated with contracts with customers for crude oil, natural gas and water services for the periods presented:

	Year Ended December 31,
	2019(1)	2018(1)	2017

	(In thousands)
Service revenues
Crude oil and natural gas revenues	$197,015	$134,562	$85,828
Produced and flowback water revenues	126,588	118,405	84,350
Total service revenues	323,603	252,967	170,178
Product revenues
Natural gas and NGL revenues	65,154	1,445	—
Freshwater revenues	21,434	19,358	12,038
Total product revenues	86,588	20,803	12,038
Total revenues	$410,191	$273,770	$182,216
___________________
(1) Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 4 — Acquisitions.
Prior period performance obligations
The Partnership records revenue when the performance obligations under the terms of its customer contracts are satisfied. The Partnership measures the satisfaction of its performance obligations using the output method based upon the volume of crude oil, natural gas or water that flows through its systems. In certain cases, the Partnership is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Such differences have historically not been significant. For the years ended December 31, 2019, 2018 and 2017, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.

Contract balances
Contract balances are the result of timing differences between revenue recognition, billings and cash collections. Contract liabilities are recorded for consideration received from customers primarily related to (i) temporary deficiency quantities under minimum volume commitments which are recognized as revenue when the customer makes up the volumes or the deficiency makeup period expires and (ii) aid in construction payments received from customers which are recognized as revenue over the expected period of future benefit. The Partnership does not recognize contract assets or contract liabilities under its customer contracts for which invoicing occurs once the Partnership’s performance obligations have been satisfied and payment is unconditional. Contract liabilities are classified as current or long-term based on the timing of when the Partnership expects to recognize revenue. As of December 31, 2018, there were no contract balances recorded.
The following table summarizes the changes in contract liabilities for the year ended December 31, 2019:

(In thousands)
Beginning of period	$—
Cash received	3,750
Revenue recognized	(69)
End of period	$3,681
Remaining performance obligations
ASC 606 requires presentation of information about partially and wholly unsatisfied performance obligations under contracts that exist as of the end of the period. The following table presents estimated revenue allocated to remaining performance obligations for contracted revenues that are unsatisfied (or partially satisfied) as of December 31, 2019:

(In thousands)
2020	$20,648
2021	22,393
2022	19,244
2023	12,624
2024	11,870
Thereafter	2,768
Total	$89,547
The partially and wholly unsatisfied performance obligations presented in the table above are generally limited to customer contracts which have fixed pricing and fixed volume terms and conditions, which generally include customer contracts with minimum volume commitment payment obligations.
The Partnership has elected practical expedients, pursuant to ASC 606, to exclude from the presentation of remaining performance obligations: (i) contracts with index-based pricing or variable volume attributes in which such variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a series of distinct services and (ii) contracts with an original expected duration of one year or less.
4. Acquisitions
2019 Delaware Acquisition. On November 1, 2019, the Partnership entered into an agreement with Oasis Petroleum, pursuant to which Oasis Petroleum agreed to assign to Panther DevCo certain crude oil gathering and produced and flowback water gathering and disposal assets in the Delaware Basin in exchange for cash consideration of approximately $24.9 million. The Partnership funded the cash consideration with borrowings under the Revolving Credit Facility. For the period from November 1, 2019 through December 31, 2019, the Partnership recognized $1.4 million in revenues and $0.7 million in net income related to the 2019 Delaware Acquisition.
The 2019 Delaware Acquisition was accounted for as a transfer of net assets between entities under common control. Prior to the 2019 Delaware Acquisition, Oasis Petroleum’s midstream services in the Delaware Basin were performed by OMS and were not included in the consolidated financial statements of the Partnership. In accordance with FASB authoritative guidance under Accounting Standards Codification Topic 805-50 (“ASC 805-50”), the Partnership recorded the net assets acquired at historical carrying value and recast its financial statements to include such net assets from the date of common control.

The Partnership recast its consolidated financial statements as of and for the year ended December 31, 2018, and prior to the effective date of November 1, 2019 for the year ended December 31, 2019. For those periods requiring recast, the consolidated financial statements for periods prior to the effective date were prepared from Oasis Petroleum’s historical cost-basis accounts.
The following table summarizes the assets acquired, liabilities assumed and consideration paid:

Effective November 1, 2019

(In thousands)
Cash consideration paid to Oasis Petroleum	$24,939

Property, plant and equipment	$35,272
Accumulated depreciation and amortization	(439)
Accrued capital costs	(9,256)
Accrued operating expenses	(746)
Asset retirement obligations	(132)
Total net assets acquired	$24,699

Consideration paid in excess of book value of net assets(1)	$240
___________________
(1) Consideration paid in excess of book value was recorded to Partnership equity as a deemed distribution in accordance with FASB authoritative guidance for common control transactions.
The following tables present the Partnership’s financial position, results of operations and cash flows giving effect to the 2019 Delaware Acquisition as of and for the year ended December 31, 2018:

	December 31, 2018
	As Previously Reported	2019 Delaware Acquisition	As Recasted

	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$6,649	$—	$6,649
Accounts receivable	2,481	—	2,481
Accounts receivable – Oasis Petroleum	80,805	217	81,022
Prepaid expenses	1,418	—	1,418
Other current assets	22	—	22
Total current assets	91,375	217	91,592
Property, plant and equipment	933,155	9,423	942,578
Less: accumulated depreciation and amortization	(62,730)	—	(62,730)
Total property, plant and equipment, net	870,425	9,423	879,848
Other assets	2,452	—	2,452
Total assets	$964,252	$9,640	$973,892

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$2,180	$—	$2,180
Accounts payable – Oasis Petroleum	33,014	—	33,014
Accrued liabilities	57,657	3,297	60,954
Accrued interest payable	442	—	442
Total current liabilities	93,293	3,297	96,590
Long-term debt	318,000	—	318,000
Asset retirement obligations	1,514	116	1,630
Total liabilities	412,807	3,413	416,220
Equity
Limited partners
Common units	192,581	—	192,581
Subordinated units	45,937	—	45,937
General Partner	112	—	112
Total partners’ equity	238,630	—	238,630
Non-controlling interests	312,815	—	312,815
Delaware Predecessor	—	6,227	6,227
Total equity	551,445	6,227	557,672
Total liabilities and equity	$964,252	$9,640	$973,892

	Year Ended December 31, 2018
	As Previously Reported	2019 Delaware Acquisition	As Recasted

	(In thousands, except per unit data)
Revenues
Midstream services – Oasis Petroleum	$248,216	$2,147	$250,363
Midstream services – third parties	2,604	—	2,604
Product sales – Oasis Petroleum	17,476	—	17,476
Product sales – third parties	3,327	—	3,327
Total revenues	271,623	2,147	273,770
Operating expenses
Costs of product sales	7,433	—	7,433
Operating and maintenance	63,123	562	63,685
Depreciation and amortization	28,404	5	28,409
General and administrative	23,897	—	23,897
Total operating expenses	122,857	567	123,424
Operating income	148,766	1,580	150,346
Other income (expense)
Interest expense, net of capitalized interest	(2,343)	(237)	(2,580)
Other income (expense)	(14)	—	(14)
Total other expense, net	(2,357)	(237)	(2,594)
Income before income taxes	146,409	1,343	147,752
Income tax expense	—	—	—
Net income	146,409	1,343	147,752
Less: Net income attributable to Delaware Predecessor	—	1,343	1,343
Less: Net income attributable to non-controlling interests	96,354	—	96,354
Net income attributable to OMP LP	50,055	—	50,055
Less: Net income attributable to General Partner	112	—	112
Net income attributable to limited partners	$49,943	$—	$49,943
Earnings per limited partner unit (Note 14)
Common units – basic and diluted	$1.82	$—	$1.82
Weighted average number of limited partners units outstanding (Note 14)
Common units – basic	14,504	—	14,504
Common units – diluted	14,519	—	14,519

	Year Ended December 31, 2018
	As Previously Reported	2019 Delaware Acquisition	As Recasted

	(In thousands)
Cash flows from operating activities:
Net income	$146,409	$1,343	$147,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,404	5	28,409
Equity-based compensation expenses	356	—	356
Deferred financing costs amortization and other	(519)	—	(519)
Working capital and other changes:
Change in accounts receivable	3,411	(217)	3,194
Change in prepaid expenses	(640)	—	(640)
Change in accounts payable and accrued liabilities	27,613	201	27,814
Change in other assets and liabilities, net	(22)	—	(22)
Net cash provided by operating activities	205,012	1,332	206,344
Cash flows from investing activities:
Capital expenditures	(276,810)	(6,216)	(283,026)
Net cash used in investing activities	(276,810)	(6,216)	(283,026)
Cash flows from financing activities:
Capital contributions from non-controlling interests	140,277	—	140,277
Capital contributions from Delaware Predecessor, net	—	4,884	4,884
Proceeds from sale of common units, net of offering costs	44,503	—	44,503
Distributions to non-controlling interests	(128,903)	—	(128,903)
Distribution to Oasis Petroleum for contributed assets	(172,429)	—	(172,429)
Distributions to unitholders	(44,918)	—	(44,918)
Deferred financing costs	(966)	—	(966)
Proceeds from revolving credit facility	275,000	—	275,000
Principal payments on revolving credit facility	(35,000)	—	(35,000)
Net cash provided by financing activities	77,564	4,884	82,448
Increase in cash and cash equivalents	5,766	—	5,766
Cash:
Beginning of period	883	—	883
End of period	$6,649	$—	$6,649
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$1,817	$237	$2,054
Supplemental non-cash transactions:
Change in accrued capital expenditures	$(4,890)	$3,096	$(1,794)
Change in asset retirement obligations	198	116	314
Reimbursement of capital expenditures from Oasis Petroleum	7,176	—	7,176

2018 Dropdown Acquisition. On November 19, 2018, the Partnership completed transactions contemplated by a contribution agreement (the “Contribution Agreement”) dated as of November 7, 2018, with OMS Holdings LLC (“OMS Holdings”), OMS, OMP GP LLC, OMP Operating, and for certain limited purposes set forth therein, Oasis Petroleum. Pursuant to the Contribution Agreement, Oasis Petroleum caused OMS to contribute to OMP Operating, as the Partnership’s designee, (a) an additional 15% limited liability company interest in Bobcat DevCo, and (b) an additional 30% limited liability company interest in Beartooth DevCo (collectively, the “Contributed Assets”) for consideration of approximately $251.4 million (the “Purchase Price”), consisting of approximately $172.4 million in cash and 3,950,000 common units, representing limited partner interests in the Partnership (the “2018 Dropdown Acquisition”). The Purchase Price includes post-effective date adjustments of approximately $1.4 million. The Partnership funded the cash portion of the Purchase Price with a combination of borrowings under the Revolving Credit Facility and proceeds from a public offering of common units. The effective date of the 2018 Dropdown Acquisition was July 1, 2018, and the 2018 Dropdown Acquisition closed on November 19, 2018.
Prior to the 2018 Dropdown Acquisition, the Contributed Assets were reflected as non-controlling interests in the consolidated financial statements. In accordance with FASB authoritative guidance under ASC 810-10 for non-controlling interests in a common control transaction, the Partnership accounted for the 2018 Dropdown Acquisition as an equity transaction and adjusted the carrying amount of non-controlling interests in the consolidated financial statements to reflect the change in ownership interests. Furthermore, as the Partnership acquired additional interests in previously consolidated subsidiaries, the 2018 Dropdown Acquisition did not result in a change in reporting entity, as defined under ASC 805-50, and was accounted for on a prospective basis.
5. Transactions with Affiliates
Revenues. The Partnership generates substantially all of its revenues through 15-year, fee-based contractual arrangements with wholly-owned subsidiaries of Oasis Petroleum for midstream services. These services include (i) gas gathering, compression, processing and gas lift services; (ii) crude gathering, stabilization, blending, storage and transportation services; (iii) produced and flowback water gathering and disposal services; and (iv) freshwater supply and distribution services. The revenue earned from these services is generally directly related to the volume of crude oil, natural gas, and produced and flowback water and freshwater that flows through the Partnership’s systems, and the Partnership does not take ownership of the crude oil or natural gas that it handles for Oasis Petroleum.
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
Additionally, for the periods prior to the initial public offering and the 2019 Delaware Acquisition, interest expense was recognized by the Predecessor and Delaware Predecessor related to its funding activity with Oasis Petroleum based on capital expenditures for the period using the weighted average effective interest rate for Oasis Petroleum’s long-term indebtedness.
The Partnership’s general and administrative expenses include $28.0 million, $21.1 million and $12.8 million from affiliate transactions with Oasis Petroleum for the years ended December 31, 2019, 2018 and 2017, respectively. Interest expense, net of capitalized interest, includes $0.6 million and $0.2 million related to the funding activity of the Delaware Predecessor with Oasis Petroleum for the years ended December 31, 2019 and 2018, respectively. In addition, interest expense, net of capitalized interest, includes $6.9 million related to funding activity of the Predecessor prior to the initial public offering for the year ended December 31, 2017.
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
Pursuant to the MOU, the Partnership agreed to make up to $80.0 million of capital expenditures to Bobcat DevCo that Oasis Petroleum would otherwise be required to contribute under the First A&R Bobcat LLCA. In connection with execution of the MOU, the Partnership and Oasis Petroleum amended the First A&R Bobcat LLCA and entered into the Second Amended and Restated Limited Liability Company Agreement of Bobcat DevCo LLC (the “Second A&R Bobcat LLCA”). The Second A&R Bobcat LLCA includes provisions applicable to the disproportionate capital contributions that the Partnership made to Bobcat

DevCo in connection with the 2019 Capital Expenditures Arrangement. Pursuant to the Second A&R Bobcat LLCA, upon the occurrence of a disproportionate capital contribution, the percentage interests of the Partnership and Oasis Petroleum in Bobcat DevCo were adjusted to take into account the amount of the disproportionate capital contribution.
During the year ended December 31, 2019, the Partnership made capital contributions to Bobcat DevCo pursuant to the 2019 Capital Expenditures Arrangement of $73.0 million. As a result, the Partnership’s ownership interest in Bobcat DevCo increased from 25% as of December 31, 2018 to 35.3% as of December 31, 2019. The 2019 Capital Expenditures Arrangement ended on December 31, 2019.
6. Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
	2019	2018(1)

	(In thousands)
Accrued capital costs	$33,105	$46,049
Accrued operating expenses	12,149	13,740
Other accrued liabilities	4,956	1,165
Total accrued liabilities	$50,210	$60,954
___________________
(1) Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 4 — Acquisitions.
7. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	December 31,
	2019	2018(1)

	(In thousands)
Pipelines	$523,576	$395,087
Natural gas processing plants	296,609	278,680
Produced and flowback water facilities	121,797	103,572
Compressor stations	143,276	126,019
Other property and equipment	34,231	33,829
Construction in progress	36,014	5,391
Total property, plant and equipment	1,155,503	942,578
Less: accumulated depreciation and amortization	(98,982)	(62,730)
Total property, plant and equipment, net	$1,056,521	$879,848
___________________
(1) Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 4 — Acquisitions.
8. Long-Term Debt
On September 25, 2017, the Partnership entered into a credit agreement (the “Credit Agreement”) for a revolving credit facility with OMP Operating as borrower (the “Revolving Credit Facility”), which has a maturity date of September 25, 2022. The Revolving Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures of the Partnership. On May 6, 2019, the Partnership entered into the Second Amendment to the Credit Agreement to (i) increase the aggregate amount of commitments from $400.0 million to $475.0 million; (ii) provide for the ability to further increase commitments to $675.0 million; and (iii) add a new lender to the bank group. On August 16, 2019, the Partnership entered into the Third Amendment to the Credit Agreement to (i) increase the aggregate amount of commitments from $475.0 million to $575.0 million and (ii) provide for the ability to further increase commitments to $775.0 million. As of December 31, 2019, the aggregate amount of commitments under the Revolving Credit Facility were $575.0 million.
The Revolving Credit Facility includes a letter of credit sublimit of $10.0 million and a swingline loans sublimit of $10.0 million. All obligations of OMP Operating, as the borrower under the Revolving Credit Facility, are unconditionally guaranteed on a joint and several basis by the Partnership, Bighorn DevCo and Panther DevCo.

The Revolving Credit Facility is collateralized by mortgages and other interests on substantially all of the Partnership’s and its subsidiaries’ properties and assets, including the equity interests in all present and future subsidiaries (subject to certain exceptions). Some or all of the collateral owned by Bobcat DevCo and Beartooth DevCo is subject to an intercreditor agreement between Wells Fargo, National Association (“Wells Fargo”), as administrative agent for the Revolving Credit Facility, and Wells Fargo as the administrative agent for the revolving credit facility of Oasis Petroleum, and acknowledged by OMS, Bobcat DevCo and Beartooth DevCo. The Revolving Credit Facility provides for customary representations, warranties and covenants, including, among other things, covenants relating to financial and collateral reporting, notices of material events, maintenance of the existence of the business and its properties, payment of obligations, the Partnership’s ability to enter into certain hedging agreements, limitations on the Partnership’s ability to sell or acquire properties and limitations on indebtedness and liens, dividends and distributions, transactions with affiliates and certain fundamental transactions.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the Credit Agreement) or (ii) with respect to ABR Loans, the greatest of (A) the Prime Rate in effect on such day, (B) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (C) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the Credit Agreement). The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%. As of December 31, 2019 and 2018, the weighted average interest rate on the Revolving Credit Facility was 3.8% and 4.2%, respectively.
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
The Revolving Credit Facility also requires the Partnership to maintain the following financial covenants as of the end of each fiscal quarter:
•Consolidated Total Leverage Ratio: Prior to the date on which one or more of the credit parties have issued an aggregate principal amount of at least $150.0 million of senior notes (as permitted under the Revolving Credit Facility) (such date the “Covenant Changeover Date”) and commencing with the fiscal quarter ended December 31, 2018, the Partnership and OMP Operating’s ratio of Total Debt to EBITDA (each as defined in the Credit Agreement) on a quarterly basis may not exceed 4.50 to 1.00 (or during an Acquisition Period (as defined in the Credit Agreement), 5.00 to 1.00). On a quarterly basis following the Covenant Changeover Date, the Partnership and OMP Operating’s ratio of Total Debt to EBITDA may not exceed 5.25 to 1.00.
•Consolidated Senior Secured Leverage Ratio: On a quarterly basis, commencing with the date the Covenant Changeover Date occurs, the Partnership and OMP Operating’s ratio of Consolidated Senior Secured Funded Debt to EBITDA (each as defined in the Credit Agreement) may not exceed 3.75 to 1.00.
•Consolidated Interest Coverage Ratio: On a quarterly basis prior to the Covenant Changeover Date and commencing with the fiscal quarter ended December 31, 2018, the Partnership and OMP Operating’s ratio of EBITDA to Consolidated Interest Expense (each as defined in the Credit Agreement) may not be less than 3.00 to 1.00 and on a quarterly basis following the Covenant Changeover Date, the Partnership and OMP Operating’s ratio of EBITDA to Consolidated Interest Expense may not be less than 2.50 to 1.00.
The Partnership was in compliance with the financial covenants under the Revolving Credit Facility as of December 31, 2019.
As of December 31, 2019, the Partnership had $458.5 million of borrowings and a $1.7 million letter of credit outstanding under the Revolving Credit Facility, resulting in an unused borrowing capacity of $114.8 million. As of December 31, 2018, the Partnership had $318.0 million of borrowings outstanding and an unused borrowing capacity of $82.0 million. The fair value of the Revolving Credit Facility approximates book value since borrowings under the Revolving Credit Facility bear interest at rates which are tied to current market rates.

9. Leases
As discussed in Note 2 — Summary of Significant Accounting Policies and Basis of Presentation, the Partnership adopted ASC 842 as of January 1, 2019 using the modified retrospective method, which resulted in the Partnership recognizing offsetting operating lease ROU assets and lease liabilities of $4.1 million. The Partnership did not have any finance leases as of the date of adoption. There was no impact to the opening equity balance as a result of the adoption of ASC 842. Prior period amounts were not adjusted and continue to be reported in accordance with previous guidance, Accounting Standards Codification 840 (“ASC 840”).
In accordance with the adoption of ASC 842, management determines whether an arrangement is a lease at its inception. The Partnership’s operating and finance leases consist primarily of equipment and land easements. The operating lease ROU asset also includes any lease incentives in the recognition of the present value of future lease payments. The Partnership considers renewal and termination options in determining the lease term used to establish its ROU assets and lease liabilities to the extent the Partnership is reasonably certain to exercise the renewal or termination. The Partnership’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
The Partnership’s components of lease costs were as follows for the year ended December 31, 2019:

(In thousands)
Operating lease costs	$3,204
Variable lease costs (1)	414
Short-term lease costs	144
Finance lease costs:
Amortization of ROU assets	26
Interest on lease liabilities	20
Total lease costs	$3,808
__________________
(1) Based on payments made by the Partnership to lessors for the right to use an underlying asset that vary because of changes in circumstances occurring after the commencement date, other than the passage of time, such as property taxes, operating and maintenance costs, which do not depend on an index or rate.
The operating lease costs disclosed above are included in operating and maintenance expenses on the Partnership’s Consolidated Statements of Operations. The finance lease costs for the amortization of ROU assets and the interest on lease liabilities disclosed above are included in depreciation and amortization and interest expense, net of capitalized interest, respectively, on the Partnership’s Consolidated Statements of Operations.
As of December 31, 2019, maturities of the Partnership’s lease liabilities were as follows:

	Operating Leases	Finance Leases

	(In thousands)
2020	$3,150	$11
2021	1,530	45
2022	743	45
2023	—	45
2024	—	45
Thereafter	—	639
Total future lease payments	5,423	830
Less: Imputed interest	202	273
Present value of future lease payments	$5,221	$557

As of December 31, 2018, future minimum annual rental commitments under non-cancelable leases under ASC 840 were as follows:

(In thousands)
2019	$736
2020	—
2021	—
2022	—
2023	—
Thereafter	—
Total future minimum lease payments	$736

Supplemental balance sheet information related to the Partnership’s leases are as follows:

	Balance Sheet Location	As of December 31, 2019
		(In thousands)
Assets
Operating lease assets	Operating lease right-of-use assets	$5,207
Finance lease assets(1)	Other assets	602
Total lease assets		$5,809
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$3,005
Finance lease liabilities	Other current liabilities	5
Long-term
Operating lease liabilities	Operating lease liabilities	2,216
Finance lease liabilities	Other liabilities	552
Total lease liabilities		$5,778
___________________
(1) Finance lease ROU assets recorded net of accumulated amortization of $0.03 million as of December 31, 2019.

Supplemental cash flow information and non-cash transactions related to the Partnership’s leases are as follows:

December 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,107
Operating cash flows from finance leases	20
Financing cash flows from finance leases	59
ROU assets obtained in exchange for lease obligations
Operating leases	$4,109
Finance leases	660

Weighted-average remaining lease terms and discount rates for the Partnership’s leases are as follows:

As of December 31, 2019
Operating Leases
Weighted average remaining lease term	2.0 years
Weighted average discount rate	4.1%
Finance Leases
Weighted average remaining lease term	19.2 years
Weighted average discount rate	4.3%

10. Income Taxes
The Partnership is not a taxable entity for U.S. federal income tax purposes, and taxes are generally borne by unitholders through the allocation of taxable income. In connection with the initial public offering, Predecessor current and deferred tax liabilities of $104.0 million were eliminated upon consummation of the Partnership. The Partnership recorded a de minimis state income tax provision for the year ended December 31, 2019 associated with the Texas margin tax. As of December 31, 2019, the reported amounts of the Partnership’s assets and liabilities exceeded the tax basis by $122.7 million.
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
The Predecessor’s income tax expense consists of the following for the year ended December 31, 2017:

(In thousands)
Current:
Federal	$15,571
State	2,047
Total current income tax expense	17,618
Deferred:
Federal	4,631
State	609
Total deferred income tax expense	5,240
Total income tax expense	$22,858

The reconciliation of income taxes calculated at the U.S. federal statutory rate to the Predecessor’s effective tax rate for the year ended December 31, 2017 is as follows:

	(%)	(In thousands)
U.S. federal statutory rate	35.00%	$33,392
Earnings not subject to tax subsequent to the initial public offering	(12.83)%	(12,239)
State income taxes, net of federal income tax benefit	1.81%	1,727
Other	(0.02)%	(22)
Annual effective tax rate	23.96%	$22,858

11. Commitments and Contingencies
Included below is a description of the Partnership’s various future commitments as of December 31, 2019. The commitments under these arrangements are not recorded in the accompanying Consolidated Balance Sheets in accordance with GAAP. The amounts disclosed represent undiscounted cash flows on a gross basis and no inflation elements have been applied.

Volume commitment agreements. As of December 31, 2019, the Partnership had certain agreements with an aggregate requirement to either deliver or purchase a minimum quantity of approximately 13.1 million barrels of water, prior to any applicable volume credits, within specified timeframes, all of which are ten years or less.
The estimable future commitments under these volume commitment agreements as of December 31, 2019 were as follows:

(In thousands)
2020	$3,600
2021	2,759
2022	876
2023	—
2024	—
Thereafter	838
Total	$8,073

Subsequent to December 31, 2019, the Partnership entered into new agreements to deliver, transport or purchase additional volumes of produced water within specified timeframes, all of which are ten years or less. The estimable future commitments under these volume commitment agreements were approximately $3.8 million.
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
On November 1, 2019, Mirada filed a sixth amended petition that stated that Mirada seeks in excess of $200 million in damages and asserted that OMS is an agent of OPNA and OPNA, OMS, the Partnership, Bighorn DevCo, Bobcat DevCo and Beartooth DevCo are agents of Oasis Petroleum. Mirada also changed its allegation that it may elect a new operator for the subject wells to instead allege that Mirada may remove Oasis Petroleum as operator.
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
Oasis Petroleum and the Partnership believe that Mirada’s claims are without merit, that Oasis Petroleum has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements that do not apply to Oasis Petroleum. Oasis Petroleum filed answers denying all of Mirada’s claims and intends and continues to vigorously defend against Mirada’s claims.
Discovery is ongoing, and each of the parties has made a number of procedural filings and motions, and additional filings and motions can be expected over the course of the claim. Trial is scheduled for May 2020. Neither the Partnership nor Oasis Petroleum can predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to the Partnership’s or Oasis Petroleum’s interests, or if the Partnership or Oasis Petroleum were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on the Partnership's business, financial condition, results of operations and cash flows. Such an adverse determination could materially impact Oasis Petroleum’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in Oasis Petroleum’s midstream operations could materially reduce the interests of Oasis Petroleum and the Partnership in the Partnership’s current assets and future midstream opportunities and related revenues in Wild Basin. Under the Omnibus Agreement the Partnership entered into with Oasis Petroleum in connection with the closing of the initial public offering, Oasis Petroleum agreed to indemnify the Partnership for any losses resulting from this litigation. However, the Partnership cannot guarantee that such indemnity will fully protect the Partnership from the adverse consequences of any adverse ruling.
Solomon litigation. On or about August 28, 2019, Oasis Petroleum LLC, a wholly-owned subsidiary of Oasis Petroleum (“OP LLC”), was named as a defendant in the lawsuit styled Andrew Solomon, on behalf of himself and those similarly situated vs. Oasis Petroleum, LLC, pending in the United States District Court for the District of North Dakota. The lawsuit alleged violations of the federal Fair Labor Standards Act (the “FLSA”) and Title 29 of the North Dakota Century Code (“Title 29”) as the result of OP LLC’s alleged practice of paying the plaintiff and similarly situated current and former employees overtime at rates less than required by applicable law, or failing to pay for certain overtime hours worked. The lawsuit requested that: (i) its federal claims be advanced as a collective action, with a class of all operators, technicians and all other employees in substantially similar positions employed by OP LLC who were paid hourly for at least one week during the three year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or eight or more hours on at least one workday; and (ii) its state claims be advanced as a class action, with a class of all operators, technicians, and all other employees in substantially similar positions employed by OP LLC in North Dakota during the two year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or worked eight or more hours in a day on at least one workday. No motion has been filed for class certification, and the Partnership cannot predict whether such motion will be filed or a class certified.
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
12. Equity-Based Compensation
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
As of December 31, 2019, the aggregate number of common units that may be issued pursuant to any and all awards under the LTIP is equal to 2,455,408 common units, subject to adjustment due to recapitalization or reorganization, or related to forfeitures or expiration of awards, as provided under the LTIP. On January 1 of each calendar year following the adoption and prior to the expiration of the LTIP, the total number of common units that may be issued pursuant to the LTIP automatically increases by a number of common units equal to one percent of the number of common units outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31 (calculated by adding to the number of common units outstanding, all outstanding securities convertible into common units on such date on an as converted basis). As a result of this adjustment, an additional 337,952 common units were reserved for issuance pursuant to awards under the LTIP on January 1, 2020.
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
The following table summarizes information related to phantom units issued under the LTIP and held by certain employees of Oasis Petroleum for the periods presented:

	Phantom Units	Weighted Average Grant Date Fair Value per Unit
Non-vested units outstanding at December 31, 2018	58,379	$16.40
Granted	—	—
Vested	(22,112)	16.40
Forfeited	(14,198)	16.40
Non-vested units outstanding at December 31, 2019	22,069	$16.40

Equity-based compensation recorded for phantom unit awards was $0.1 million and $0.1 million as of December 31, 2019 and 2018, respectively, and is included in the Consolidated Balance Sheets in Accounts Receivable from Oasis Petroleum, for the portion reimbursed from Oasis Petroleum, and Accrued Liabilities, for the portion to be paid to award holders. The Partnership did not record any equity-based compensation expense related to these awards for the year ended December 31, 2017 because these awards were first granted during the fourth quarter of 2017. The fair value of awards vested was $0.4 million for the year ended December 31, 2019 and $0.6 million for the year ended December 31, 2018. No awards vested during the year ended December 31, 2017. The weighted average grant date fair value of phantom units granted was $16.40 per unit for the year ended December 31, 2017. No phantom units were granted under the LTIP for the years ended December 31, 2019 or 2018. Unrecognized equity-based compensation as of December 31, 2019 for all outstanding phantom unit awards was $0.4 million and will be recognized over a weighted average period of 0.9 year.
Restricted unit awards. The Partnership has granted to independent directors of the General Partner restricted unit awards under the LTIP, which vest over a one year period. These awards are accounted for as equity-classified awards since the awards will settle in common units upon vesting. Under the fair value method for equity-classified awards, equity-based compensation expense is measured at the grant date based on the fair value of the award and is recognized over the service period.
The following table summarizes information related to restricted units issued under the LTIP and held by certain directors of the General Partner for the periods presented:

	Restricted Units	Weighted Average Grant Date Fair Value per Unit
Non-vested units outstanding at December 31, 2018	17,260	$17.55
Granted	16,170	18.57
Vested	(17,260)	17.55
Forfeited	—	—
Non-vested units outstanding at December 31, 2019	16,170	$18.57

Equity-based compensation expense recorded for restricted unit awards was $0.4 million, $0.4 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in general and administrative expenses on the Consolidated Statements of Operations. The fair value of awards vested was $0.3 million for each of the years ended December 31, 2019 and 2018. No awards vested during the year ended December 31, 2017. The weighted average grant date fair value of restricted unit awards granted was $18.57 per unit, $17.55 per unit and $17.00 per unit for the years ended December 31, 2019, 2018 and 2017, respectively. Unrecognized equity-based compensation as of December 31, 2019 for all outstanding restricted unit awards was $0.01 million and will be recognized over a weighted average period of 0.1 year.
Restricted stock awards (Predecessor). Prior to the initial public offering, certain employees of Oasis Petroleum were granted restricted stock awards under its Amended and Restated 2010 Long Term Incentive Plan, the majority of which vest over a three-year period. Oasis Petroleum accounts for these awards as equity-classified awards, in accordance with GAAP. The value of restricted stock grants is based on the closing sales price of Oasis Petroleum’s common stock on the date of grant, and compensation expense is recognized ratably over the requisite service period.
In accordance with its indirect shared service expense allocation from Oasis Petroleum, the Predecessor recorded equity-based compensation expense associated with these awards of approximately $1.0 million for the year ended December 31, 2017 and is included in general and administrative expenses on the Consolidated Statements of Operations. The weighted average grant date fair value of restricted stock awards granted was $14.95 per share and the fair value of awards vested was $0.8 million for the year ended December 31, 2017. As of December 31, 2019, there was no unrecognized expense associated with these awards attributable to the Partnership.
13. Partnership Equity and Distributions
On November 14, 2018, the Partnership completed a public offering of 2,300,000 common units (including 300,000 common units issued pursuant to the underwriters’ option to purchase additional common units), representing limited partnership interests, at a purchase price to the public of $20.00 per common unit. Net proceeds from the offering were $44.5 million, after deducting underwriting discounts, commissions and offering costs. The Partnership used the net proceeds to fund a portion of the 2018 Dropdown Acquisition (see Note 4 — Acquisitions). This public offering was made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC on October 1, 2018.
Cash distributions. On January 30, 2020, the board of directors of the General Partner declared the quarterly distribution for the fourth quarter of $0.54 per unit. In addition, the General Partner will receive a cash distribution of $1.0 million attributable to its incentive distribution rights (“IDRs”) related to earnings for the fourth quarter. These distributions will be paid on February 27, 2020 to unitholders of record as of February 13, 2020.

The following table details the distributions paid in respect of each period in which the distributions were earned:

				Distributions
				Limited Partners		General Partner
Period	Record Date	Distribution Date	Distribution per limited partner unit	Common units	Subordinated units	IDRs

				(In thousands)
Q1 2018	May 17, 2018	May 29, 2018	$0.3925	$5,406	$5,397	$—
Q2 2018	August 16, 2018	August 28, 2018	0.4100	5,649	5,638	—
Q3 2018	November 9, 2018	November 27, 2018	0.4300	5,925	5,913	—
Q4 2018	February 15, 2019	February 28, 2019	0.4500	9,020	6,188	112
Q1 2019	May 17, 2019	May 29, 2019	0.4700	9,421	6,463	238
Q2 2019	August 16, 2019	August 28, 2019	0.4900	9,822	6,738	463
Q3 2019	November 15, 2019	November 27, 2019	0.5150	10,323	7,081	745
Q4 2019	February 13, 2020	February 27, 2020	0.5400	10,833	7,425	1,027
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
Percentage allocations of available cash from operating surplus. For any quarter in which the Partnership has distributed cash from operating surplus to the common and subordinated unitholders in an amount equal to the minimum distribution, the Partnership will distribute any additional available cash from operating surplus for that quarter among the unitholders and the IDRs holders in the following manner:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Per Unit	Unitholders	IDR Holders

Minimum Quarterly Distribution	up to $0.3750	100%	—%
First Target Distribution	above $0.3750 up to $0.4313	100%	—%
Second Target Distribution	above $0.4313 up to $0.4688	85%	15%
Third Target Distribution	above $0.4688 up to $0.5625	75%	25%
Thereafter	above $0.5625	50%	50%

14. Earnings Per Limited Partner Unit
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
Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the LTIP, were exercised, settled or converted into common units. When it is determined that potential common units should be included in diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. There are no adjustments made to income attributable to the Partnership in the calculation of diluted earnings per limited partner unit.
The following is a calculation of the basic and diluted weighted average units outstanding for the periods presented:

	December 31,
	2019	2018	2017

	(In thousands)
Basic weighted average common units outstanding	20,024	14,504	13,566
Dilutive effect of restricted awards	8	15	2
Diluted weighted average common units outstanding	20,032	14,519	13,568

Net income related to the 2018 Dropdown Acquisition was recorded prospectively from the closing date. Net income related to the 2019 Delaware Acquisition was recast to prior periods, and earnings for the period prior to the effective date were allocated to the Delaware Predecessor. See Note 4 — Acquisitions for further information on these transactions.

The following table presents the calculation of earnings per limited partner unit under the two-class method:

	Year ended December 31, 2019
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total

	(In thousands, except per unit data)
Net income attributable to OMP LP:
Distribution declared	$2,472	$40,400	$27,706	$70,578
Undistributed earnings attributable to OMP LP	—	27,912	19,166	47,078
Net income attributable to OMP LP	$2,472	$68,312	$46,872	$117,656

Weighted average limited partner units outstanding
Basic		20,024
Diluted		20,032

Net income attributable to OMP LP per limited partner unit
Basic		$3.41
Diluted		3.41

Anti-dilutive restricted units		13

	Year ended December 31, 2018
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total

	(In thousands, except per unit data)
Net income attributable to OMP LP:
Distribution declared	$112	$26,001	$23,134	$49,247
Undistributed earnings attributable to OMP LP	—	415	393	808
Net income attributable to OMP LP	$112	$26,416	$23,527	$50,055

Weighted average limited partner units outstanding
Basic		14,504
Diluted		14,519

Net income attributable to OMP LP per limited partner unit
Basic		$1.82
Diluted		1.82

Anti-dilutive restricted units		6

	Year ended December 31, 2017
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total

	(In thousands, except per unit data)
Net income attributable to OMP LP:
Distribution declared	$—	$5,498	$5,493	$10,991
Undistributed earnings attributable to OMP LP	—	321	326	647
Net income attributable to OMP LP	$—	$5,819	$5,819	$11,638

Weighted average limited partner units outstanding
Basic		13,566
Diluted		13,568

Net income attributable to OMP LP per limited partner unit
Basic		$0.43
Diluted		0.43

Anti-dilutive restricted units		10

15. Subsequent Events
The Partnership has evaluated the period after the balance sheet date, noting no subsequent events or transactions that required recognition or disclosure in the financial statements, other than as previously disclosed.
16. Quarterly Financial Data - Unaudited
The Partnership’s results of operations, by quarter, for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands, except per unit data)
Revenues(1)	$93,852	$100,403	$103,550	$112,386
Operating income(1)	48,383	54,580	61,732	68,077
Net income(1)	44,414	50,246	57,120	63,451
Net income attributable to OMP LP	21,543	26,198	31,436	38,479
Earnings per limited partner unit - Basic and Diluted
Common units	$0.63	$0.76	$0.91	$1.11
___________________
(1) Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 4 — Acquisitions.

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands, except per unit data)
Revenues(1)	$61,693	$67,106	$72,105	$72,866
Operating income(1)	32,032	38,068	39,416	40,830
Net income(1)	31,770	37,868	39,160	38,954
Net income attributable to OMP LP	9,954	12,444	12,376	15,281
Earnings per limited partner unit - Basic and Diluted
Common units	$0.36	$0.45	$0.45	$0.54
__________________
(1) Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 4 — Acquisitions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at December 31, 2019 at a reasonable assurance level.
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
As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting. In making this assessment, management, including our CEO or CFO, used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
This Annual Report on Form 10-K does not include a report of our independent registered public accounting firm’s assessment regarding internal control over financial reporting as permitted by the transition period established by SEC rules applicable to newly public companies. We will remain an “emerging growth company” for up to five full fiscal years following the initial public offering, although we will lose such status sooner if we have more than $1.07 billion of revenues in a fiscal year, become a large accelerated filer or issue more than $1.0 billion of non-convertible debt cumulatively over a three-year period.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Management of Oasis Midstream Partners LP
We are managed and operated by the board of directors and executive officers of our General Partner, OMP GP LLC. Our General Partner is indirectly controlled by Oasis Petroleum. All of our officers and certain of our directors are also officers and/or directors of Oasis Petroleum. Neither our General Partner nor its board of directors will be elected by our unitholders and none will be subject to re-election in the future. As of December 31, 2019, OMS Holdings, a wholly-owned subsidiary of Oasis Petroleum, owns an aggregate 67.5% limited partner interest in us and a 91% controlling interest in our General Partner and has the right to appoint our General Partner’s entire board of directors, including at least three independent directors meeting the independence standards established by Nasdaq. Our unitholders are not entitled to directly or indirectly participate in our management or operations. Our General Partner owes certain contractual duties to our unitholders as well as a fiduciary duty to its owners.
Our General Partner has seven directors. Nasdaq does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors of our General Partner or to establish a compensation committee or a nominating committee. However, our General Partner is required to have an audit committee of at least three members, and all of its members are required to meet the independence and experience standards established by Nasdaq and the Exchange Act. Oasis Petroleum, through its ownership of OMS Holdings, appointed three members of the audit committee to the board of directors of our General Partner. Please read “Committees of the Board of Directors — Audit Committee” below.
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
Executive Officers and Directors of Our General Partner
The following table shows information for the executive officers and directors of our General Partner as of December 31, 2019. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. Some of the directors and executive officers of our General Partner also serve as executive officers and/or directors of Oasis Petroleum.

Name	Age	Position With Our General Partner
Thomas B. Nusz	60	Chairman of the Board
Taylor L. Reid	57	Chief Executive Officer and Director
Michael H. Lou	45	President and Director
Nickolas J. Lorentzatos	50	Executive Vice President, General Counsel and Corporate Secretary and Director
Richard N. Robuck	45	Senior Vice President and Chief Financial Officer
Matthew Fitzgerald	62	Director
Phillip D. Kramer	63	Director
Harry N. Pefanis	62	Director
Thomas B. Nusz is the Chairman of the board of directors of our General Partner. He has served as Oasis Petroleum’s Director and Chief Executive Officer since March 2007. He has also served as Oasis Petroleum’s President until January 1, 2014, and has 38 years of experience in the oil and gas industry. From April 2006 to February 2007, Mr. Nusz managed his personal investments, developed the business plan for Oasis Petroleum LLC and secured funding for Oasis Petroleum. He was previously a Vice President with Burlington Resources Inc., a formerly publicly traded oil and gas E&P company or, together with its predecessors, Burlington, and served as President International Division (North Africa, Northwest Europe, Latin America and China) from January 2004 to March 2006, as Vice President Acquisitions and Divestitures from October 2000 to December 2003 and as Vice President Strategic Planning and Engineering from July 1998 to September 2000 and Chief Engineer for substantially all of such period. He was instrumental in Burlington’s expansion into the Western Canadian Sedimentary Basin from 1999 to 2002. From September 1985 to June 1998, Mr. Nusz held various operations and managerial positions with Burlington in several regions of the United States, including the Permian Basin, the San Juan Basin, the Black Warrior Basin, the Anadarko Basin, onshore Gulf Coast and Gulf of Mexico. Mr. Nusz was an engineer with Mobil Oil Corporation and for Superior Oil Company from June 1982 to August 1985. He is a current member of the National Petroleum Council, an advisory committee to the Secretary of Energy of the United States. Mr. Nusz holds a Bachelor of Science in Petroleum Engineering from Mississippi State University.
The board believes that Mr. Nusz’s considerable operational and financial experience brings important and valuable skills to the board of directors.
Taylor L. Reid is the Chief Executive Officer and Director of our General Partner. He has served as Oasis Petroleum’s Director, President and Chief Operating Officer since January 1, 2014. He served as Oasis Petroleum’s Director, Executive Vice President and Chief Operating Officer (or in similar capacities) since Oasis Petroleum’s inception in March 2007 and has 35 years of experience in the oil and gas industry. From November 2006 to February 2007, Mr. Reid worked with Mr. Nusz to form the business plan for Oasis Petroleum LLC and secure funding for Oasis Petroleum. He previously served as Asset Manager Permian and Panhandle Operations with ConocoPhillips from April 2006 to October 2006. Prior to joining ConocoPhillips, he served as General Manager Latin America and Asia Operations with Burlington from March 2004 to March 2006 and as General Manager Corporate Acquisitions and Divestitures from July 1998 to February 2004. From March 1986 to June 1998, Mr. Reid held various operations and managerial positions with Burlington in several regions of the continental United States, including the Permian Basin, the Williston Basin and the Anadarko Basin. He was instrumental in Burlington’s expansion into the Western Canadian Sedimentary Basin from 1999 to 2002. Mr. Reid holds a Bachelor of Science in Petroleum Engineering from Stanford University.
The board believes that Mr. Reid’s considerable operational experience brings important and valuable skills to the board of directors.
Michael H. Lou is the President and Director of our General Partner. He has served as Oasis Petroleum’s Executive Vice President and Chief Financial Officer since August 2011. Mr. Lou served as Oasis Petroleum’s Senior Vice President Finance (or similar capacities) from September 2009 to August 2011 and has 23 years of experience in the oil and gas industry. Prior to joining us, Mr. Lou was an independent contractor from January 2009 to August 2009. From February 2008 to December 2008, he served as the Chief Financial Officer of Giant Energy Ltd., a private oil and gas management company; from July 2006 to December 2008 he served as Chief Financial Officer of XXL Energy Corp., a publicly listed Canadian oil and gas company; and from August 2008 to December 2008, he served as Vice President Finance of Warrior Energy N.V., a publicly listed Canadian oil and gas company. From October 2005 to July 2006, Mr. Lou was a Director for Macquarie Investment Bank. Prior to joining Macquarie, Mr. Lou was a Vice President for First Albany Investment Banking from 2004 to 2006. From 1999 to 2004, Mr. Lou held positions of increasing responsibility, most recently as a Vice President, for Bank of America’s investment banking group. From 1997 to 1999, Mr. Lou was an analyst for Merrill Lynch’s investment banking group. Mr. Lou holds a Bachelor of Science in Electrical Engineering from Southern Methodist University.
The board believes that Mr. Lou’s considerable operational and financial experience brings important and valuable skills to the board of directors.
Nickolas J. Lorentzatos is the Executive Vice President, General Counsel and Corporate Secretary and Director of our General Partner. He has served as Oasis Petroleum’s Executive Vice President, General Counsel and Corporate Secretary since January 1, 2014. Mr. Lorentzatos served as Oasis Petroleum’s Senior Vice President, General Counsel and Corporate Secretary from September 2010 to December 31, 2013, and has 19 years of experience in the oil and gas industry and 24 years practicing law. He previously served as Senior Counsel with Targa Resources from July 2007 to September 2010. From April 2006 to July 2007, he served as Senior Counsel to ConocoPhillips. Prior to the merger of Burlington Resources Inc. and ConocoPhillips which became effective in 2006, he served as Counsel and Senior Counsel to Burlington since August 1999. From September 1995 to August 1999, he was an associate with Bracewell & Patterson, LLP. Mr. Lorentzatos holds a Bachelor of Arts from Washington and Lee University, a Juris Doctor from the University of Houston, and a Masters of Business Administration from the University of Texas at Austin.
The board believes that Mr. Lorentzatos’ considerable operational and legal experience brings important and valuable skills to the board of directors.

Richard N. Robuck is the Senior Vice President and Chief Financial Officer of our General Partner. He has served as Oasis Petroleum’s Senior Vice President Finance and Treasurer since January 2017. Previously, Mr. Robuck served as Vice President Finance and Treasurer (or similar capacities) since April 2010. Mr. Robuck began his career 22 years ago in the oil and gas industry at Bank of America in their Energy Group. Prior to joining Oasis Petroleum, Mr. Robuck was VP - Finance and Investments at Southern Ute Alternative Energy from October 2008 until April 2010. From July 2001 to October 2008, he served in various financial capacities at Grande Communications, a private telecommunications company in Austin, Texas, serving as VP-Finance from April 2005 through October 2008. Mr. Robuck holds a Bachelor of Business Administration from The University of Texas at Austin and a Master of Business Administration from Rice University.
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
Audit Committee
Rules implemented by Nasdaq and SEC require us to have an audit committee comprised of at least three directors who meet the independence and experience standards established by Nasdaq and the Exchange Act. As required by the rules of the SEC and listing standards of Nasdaq, the audit committee consists solely of independent directors. Our audit committee consists of Matthew Fitzgerald, Phillip D. Kramer and Harry N. Pefanis, who are independent under the rules of the SEC. SEC rules also require that a public company disclose whether or not its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes outlined in such rules. Our board of directors has determined that Matthew Fitzgerald qualifies as an “audit committee financial expert.”
This committee oversees, reviews, acts on and reports on various auditing and accounting matters to our board of directors, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices. In addition, the audit committee oversees our compliance programs relating to legal and regulatory requirements. We have adopted an audit committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and Nasdaq, which can be found on our corporate website.
Conflicts Committee
At least one independent member of the board of directors of our General Partner will serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee will determine if the resolution of the conflict of interest is adverse to the interest of the partnership. There is no requirement that our General Partner seek the approval of the conflicts committee for the resolution of any conflict. The members of the conflicts committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates, including Oasis Petroleum, and must meet the independence and experience standards established by the Nasdaq and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be approved by us and all of our partners and not a breach by our General Partner of any duties it may owe us or our unitholders.
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
Meetings and Other Information
During the fiscal year ended December 31, 2019, our board of directors had five meetings and our audit committee had four meetings. Each of our directors attended all of the meetings of the board of directors and committees on which such director served. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Financial Code of Ethics, and Audit Committee Charter can be found on the Partnership’s website at www.oasismidstream.com. These documents provide the framework for our corporate governance. Our Financial Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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
In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures. Further, our reporting obligations extend only to our principal executive officer and our two most highly compensated executive officers (other than our principal executive officer) determined by reference to total compensation for 2019 as reported in the Summary Compensation Table below.
For 2019, our Named Executive Officers were:

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
Summary Compensation Table
The following table summarizes the total compensation for our Named Executive Officers for services rendered to us during the fiscal years ended December 31, 2019 and December 31, 2018. The amounts reported in the table below reflect only the compensation reimbursed by us to Oasis Petroleum under the Services and Secondment Agreement with respect to our Named Executive Officers for the period presented, which we believe most accurately reflects the total compensation paid to the Named Executive Officers for services provided to us during 2019 and 2018. For the avoidance of doubt, the amounts reported in the table below do not reflect the aggregate compensation received by these individuals for all services to Oasis Petroleum and its affiliates, including us and our General Partner. The amounts reported in the table are intended only to represent the compensation received by our Named Executive Officers during the stated period for services rendered to us.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Taylor L. Reid	2019	78,538	459,250	54,900	2,871	595,559
Chief Executive Officer	2018	25,200	119,549	25,200	947	170,896
Michael H. Lou	2019	77,456	407,279	55,080	3,303	543,118
President	2018	20,160	95,639	20,160	929	136,888
Nickolas J. Lorentzatos	2019	68,595	288,586	39,015	3,184	399,380
Executive Vice President, General Counsel and Corporate Secretary	2018	17,693	63,513	14,280	861	96,347

___________________
(1) Amounts reflect the portion of the base salary paid to our Named Executive Officers by Oasis Petroleum that was reimbursable by us under the Services and Secondment Agreement for the fiscal year indicated.
(2) Amounts reflect the portion of the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of restricted stock awards, performance share units, and phantom units granted to our Named Executive Officers by Oasis Petroleum under Oasis Petroleum’s Amended and Restated 2010 Long-Term Incentive Plan that was reimbursable by us under the Services and Secondment Agreement for the year ended December 31, 2019. For fiscal year 2019, the grant date fair value for the restricted stock awards is based on the closing price of Oasis Petroleum’s common stock on January 17, 2019, the grant date for those awards, which was $6.63 per share. The grant date fair value for the performance share units granted on January 17, 2019 was calculated based on the initial number of performance share units granted at a weighted average grant date fair value price per unit of $6.80, as computed using a Monte Carlo simulation model in accordance with FASB ASC Topic 718. Assuming that the highest level of the performance condition is achieved, the portion of the grant date fair value for these awards that would be reimbursable by us under the Services and Secondment Agreement would have been: for Mr. Reid - $506,769, Mr. Lou - $453,115, and Mr. Lorentzatos - $321,067. The grant date fair value for the phantom unit awards is based on the closing price of the Partnership’s common units on January 17, 2019, the grant date for those awards, which was $18.57 per common unit.
(3) Amounts reflect annual performance-based cash incentives earned for the fiscal years indicated and paid by Oasis Petroleum based on performance against metrics established by Oasis Petroleum, as will be described in the Oasis Petroleum proxy statement for the 2020 Annual Meeting of Stockholders, in the section entitled “Compensation Discussion and Analysis—Annual Executive Compensation Decisions—Annual Performance-Based Cash Incentives,” and were reimbursable by us under the Services and Secondment Agreement for the fiscal year indicated.
(4) Amounts reported in the “All Other Compensation” column reflect the portion of such compensation which was paid to our Named Executive Officers by Oasis Petroleum, and was reimbursable by us under the Services and Secondment Agreement for the fiscal year indicated.
Outstanding Equity Awards at Fiscal Year-End
We did not grant awards under our LTIP to any of our Named Executive Officers in 2019, and our Named Executive Officers did not have any equity awards outstanding under our LTIP as of December 31, 2019. However, a portion of the value of the equity awards granted to our Named Executive Officers by Oasis Petroleum is reimbursable by us pursuant to the terms of the Services and Secondment Agreement. As such, the following table sets forth information concerning the approximate portion of the outstanding equity awards as of December 31, 2019 that were granted by Oasis Petroleum and are reimbursable by us. For additional information regarding the outstanding equity awards granted by Oasis Petroleum to our Named Executive Officers in connection with their services to us and Oasis Petroleum, please see the section titled “Executive Compensation-Outstanding Equity Awards at Fiscal Year-End” in the Oasis Petroleum proxy statement for the 2020 Annual Meeting of Stockholders, which we expect will be filed in March 2020.

	Restricted Stock Awards		Phantom Unit Awards		PSUs
Name	Number of Shares of Stock That Have Not Vested(1)	Market Value of Shares of Stock That Have Not Vested(2)	Number of Shares of Stock That Have Not Vested(3)	Market Value of Shares of Stock That Have Not Vested(4)	Equity Incentive Plan Awards: Number of Unearned Shares that Have Not Vested(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares that Have Not Vested(6)
Taylor L. Reid	28,468	$92,804	2,217	$36,776	30,808	$100,433
Michael H. Lou	20,289	$66,144	1,552	$25,745	22,343	$72,839
Nickolas J. Lorentzatos	14,248	$46,450	1,099	$18,236	15,677	$51,108
_________________
(1)The shares subject to the 2018 Annual Award vest in three substantially equal annual installments. The first 1/3 tranche vested on January 24, 2019. The second tranche vested on January 24, 2020 and the final tranche will vest on January 24, 2021. The shares subject to the 2019 Annual Award vest in three substantially equal annual installments. The first 1/3 tranche vested on January 17, 2020. The second tranche will vest on January 17, 2021 and the final tranche will vest on January 17, 2022.
(2)This column reflects the closing price of Oasis Petroleum’s common stock on December 31, 2019 (the last trading day of fiscal year 2019), which was $3.26, multiplied by the number of outstanding shares of restricted stock.
(3)The phantom units subject to the 2019 Annual Award will vest in three substantially equal annual installments on the day following the date that the Partnership pays its quarterly distribution for the quarter ending December 31, 2019, 2020, and 2021.

(4)This column reflects the closing price of the Partnership’s common units on December 31, 2019 (the last trading day of fiscal year 2019), which was $16.59, multiplied by the number of outstanding phantom units.
(5)The designated performance cycle for the 2018 PSU awards each commenced on January 24, 2018 and end on January 23, 2020, 2021, and 2022. One third of the performance share units awarded may become earned during each performance cycle. The designated performance cycle for the 2019 PSU awards each commenced on January 17, 2019 and end on January 23, 2020, 2021, and 2022. One third of the performance share units awarded may become earned during each performance cycle. The tables reflects the total outstanding performance share unit awards multiplied by the performance level percentage indicated below, which in accordance with SEC rules is the next higher performance level for each award that exceeds 2019 performance. The number of shares reported in the table above are shown for PSUs granted:
•On January 24, 2018, at a performance level of 80%
•On January 17, 2019, at a performance level of 71%
(6)This column reflects the closing price of Oasis Petroleum’s common stock on December 31, 2019 (the last trading day of fiscal year 2019), which was $3.26, multiplied by the number of outstanding PSUs.
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
Compensation Paid by Us
Except with respect to any awards that may be granted under the LTIP, our Named Executive Officers do not receive any compensation paid directly by us. In accordance with the terms of our partnership agreement and our Services and Secondment Agreement, we reimburse Oasis Petroleum for compensation-related expenses attributable to the portion of the executive officer’s time dedicated to providing services to us, including expenses for salary, bonus, incentive compensation and other amounts paid. However, Oasis Petroleum may elect, in its sole discretion, to reimburse us for the cost of awards under the LTIP. Please read “Item 13. Certain Relationships and Related Transactions, and Director Independence — Agreements with Affiliates in Connection with the Transactions — Services and Secondment Agreement.” We will not bear any portion of the cost of the Class B Units representing limited liability company interests in our General Partner that may be granted by our General Partner.
We did not grant awards under our LTIP to any of our Named Executive Officers in 2019. For additional information regarding the compensation paid to our Named Executive Officers and included in our Summary Compensation Table, please read the Compensation Discussion and Analysis section and accompanying compensation tables of the Oasis Petroleum proxy statement for the 2020 Annual Meeting of Stockholders, which we expect will be filed in March 2020.
We do not sponsor any plans or programs that provide for retirement benefits and do not have any agreements with our Named Executive Officers that provide for payment to them in the event of their resignation, retirement, or other termination or change of control.
For information regarding Oasis Petroleum programs and agreements that provide for retirement or severance payments to our Named Executive Officers, including the treatment of restricted stock units and performance share units granted under Oasis Petroleum’s Amended and Restated 2010 Long-Term Incentive Plan, please see the Compensation Discussion and Analysis section of the Oasis Petroleum proxy statement for the 2020 Annual Meeting of Stockholders, which we expect will be filed in March 2020.

Compensation at Oasis Petroleum
The executive officers of our General Partner, as well as the employees of Oasis Petroleum who provide services to us, participate in employee benefit plans and arrangements sponsored by Oasis Petroleum, including plans that may be established in the future. Certain executive officers and employees who provide services to us currently hold awards under Oasis Petroleum’s equity incentive plan. Further, certain of our executive officers currently have employment agreements with Oasis Petroleum. These compensation arrangements are described in greater detail in Oasis Petroleum’s definitive proxy statement on Schedule 14A for its 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.
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
As of December 31, 2019, the aggregate number of common units that may be issued pursuant to any and all awards under the LTIP was equal to 2,455,408 common units, subject to adjustment due to recapitalization or reorganization, or related to forfeitures or expiration of awards, as provided under the LTIP. On January 1 of each calendar year following the adoption and prior to the expiration of the LTIP, the total number of common units that may be issued pursuant to the LTIP shall increase by a number of common units equal to one percent (1%) of the number of common units outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31 (calculated by adding to the number of common units outstanding, all outstanding securities convertible into common units on such date on an as converted basis).
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
Compensation Committee Interlocks and Insider Participation
As previously discussed, our General Partner’s board of directors is not required to maintain, and does not maintain, a compensation committee. During 2019, all compensation decisions with respect to our Named Executive Officers were made by Oasis Petroleum.
Compensation Policies and Practices as They Relate to Risk Management
We do not have any employees. We are managed and operated by the directors and officers of our General Partner, who are employees of Oasis Petroleum and perform services on our behalf. For 2019, we did not have any compensation policies or practices that need to be assessed or evaluated for the effect on our operations. For an analysis of any risks arising from Oasis Petroleum’s compensation policies and practices, please read the Oasis Petroleum proxy statement for the 2020 Annual Meeting of Stockholders, which we expect will be filed in March 2020.
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
•An additional cash retainer, payable quarterly if such non-employee directors serves as a member of a committee ($4,750 per year for the members of the audit committee and $10,000 per year for the members of the conflicts committee);
•An additional payment of $2,000 for each board meeting attended in excess of five meetings per year;
•An additional payment of $2,000 for each committee meeting attended as a member in excess of five meetings per year; and
•Annual equity based compensation with an aggregate grant date value of approximately $100,000 in the form of restricted units which vest one year following the grant date, subject to the terms of the LTIP and the restricted unit award agreement pursuant to which such award is granted.
Each member of the board of directors of our General Partner will be reimbursed for certain travel and miscellaneous expenses in accordance with the policies of our General Partner. In addition, each member of the board of directors of our General Partner will be indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law.
The following table provides information regarding the compensation earned by our non-employee directors during the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash (1)	Equity Awards(2)	Total
Phillip D. Kramer	$106,000	$100,092	$206,092
Matthew D. Fitzgerald	106,000	100,092	206,092
Harry N. Pefanis	91,000	100,092	191,092
__________________
(1)Includes an annual cash retainer, board and committee meeting fees, and committee chair fees for each non-employee director during fiscal year 2019.
(2)The value of equity awards compensation reflects the aggregate grant date fair value of these awards computed in accordance with FASB ASC Topic 718. The grant date fair value is computed based upon the closing price of our common units on the respective date of grant, which was $18.57 per common unit on January 17, 2019. As of December 31, 2019, Messrs. Kramer, Fitzgerald and Pefanis each held 5,390 outstanding restricted units, which vested in full on January 17, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth the beneficial ownership of our common and subordinated units as of February 19, 2020 held by:
•each unitholder know by us to beneficial hold more than 5% or more of our outstanding units;
•each director and named executive officer of our General Partner; and
•all of our directors and executive officers as a group.
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

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned(1)	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
Oasis Petroleum(2)(3)	9,075,000	45.2%	13,750,000	100%	67.5%
Thomas B. Nusz	8,000	¬	—	—	¬
Taylor L. Reid	20,000	¬	—	—	¬
Michael H. Lou	25,000	¬	—	—	¬
Nickolas J. Lorentzatos	5,900	¬	—	—	¬
Richard N. Robuck	7,500	¬	—	—	¬
Matthew Fitzgerald	27,763	¬	—	—	¬
Phillip D. Kramer	38,763	¬	—	—	¬
Harry N. Pefanis	40,840	¬			¬
All directors and executive officers as a group (8 persons)	173,766	¬	—	—	¬
__________________
(1)Percentage of total common units beneficially owned based on 20,061,366 common units outstanding as of February 19, 2020.
(2)Under Oasis Petroleum’s amended and restated certificate of incorporation and bylaws, the voting and disposition of any of our common or subordinated units held by Oasis Petroleum is controlled by the board of directors of Oasis Petroleum. The board of directors of Oasis Petroleum, which acts by majority approval, is comprised of Thomas B. Nusz, Taylor L. Reid, William J. Cassidy, John E. Hagale, Michael McShane, Bobby S. Shackouls and Paula D. Polito. Each of the members of Oasis Petroleum’s board of directors disclaims beneficial ownership of any of our units held by Oasis Petroleum.
(3)As reported on Schedule 13D filed with the SEC on November 28, 2018 by OMS Holdings, Oasis Petroleum LLC and Oasis Petroleum. Oasis Petroleum is a public company and owns 100% of the equity interests of Oasis Petroleum LLC. Oasis Petroleum LLC owns 100% of the equity interests of OMS Holdings. OMS Holdings is the managing member of our General Partner. These entities have shared voting power and shared dispositive power with respect to 22,825,000 units (including 9,075,000 common units and 13,750,000 subordinated units).
* Less than 1%

The following table sets forth the number of shares of common stock of Oasis Petroleum owned by each of the directors and named executive officers of our General Partner and all directors and named executive officers of our General Partner as a group as of February 19, 2020:

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Thomas B. Nusz	2,045,553	¬
Taylor L. Reid(1)	2,077,448	¬
Michael H. Lou	580,937	¬
Nickolas J. Lorentzatos	406,012	¬
Richard N. Robuck	172,333	¬
Matthew Fitzgerald	—	—
Phillip D. Kramer	—	—
Harry N. Pefanis	—	—
All directors and named executive officers as a group (8 persons)	5,282,283	¬
__________________
(1)Mr. Reid has sole voting power over 1,529,260 of these shares and shared voting power over 548,188 of these shares. The 548,188 shares are held by West Bay Partners, Ltd., a limited partnership formed for family investment purposes. The sole general partner of West Bay Partners, Ltd., a Texas limited liability company, is controlled by Mr. Reid and his wife, and the limited partners of West Bay consist of Mr. Reid, his immediate family members and trusts formed for their benefit.
* Less than 1%
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information regarding the number of common units that are available for issuance under our LTIP as of December 31, 2019:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	—	—	2,410,212
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,410,212
__________________
(1)Pursuant to the terms of the LTIP, on January 1 of each calendar year occurring after the effective date and prior to the expiration of the LTIP, the total number of common units reserved and available for issuance under the LTIP shall increase by a number of common units equal to one percent (1%) of the number of common units outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31 (calculated by adding to the number of common units outstanding and all outstanding securities convertible into common units on such date on an as converted basis).

Item 13. Certain Relationships and Related Transactions, and Director Independence
As of December 31, 2019, Oasis Petroleum owns 9,075,000 common units and 13,750,000 subordinated units representing an aggregate 67.5% limited partner interest in us. Oasis Petroleum owns a 91% controlling interest in and appoints all the directors of our General Partner, which owns a non-economic general partner interest in us and all of the IDRs.
Delaware Acquisition
On November 1, 2019, the Partnership entered into an agreement with Oasis Petroleum, pursuant to which Oasis Petroleum agreed to assign to Panther DevCo certain crude oil gathering and produced and flowback water gathering and disposal assets in the Delaware Basin in exchange for cash consideration of approximately $24.9 million. The Partnership funded the cash consideration with borrowings under the Revolving Credit Facility.
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
Formation Stage
The aggregate consideration received by our General Partner and its affiliates, including Oasis Petroleum, for the contribution of our initial assets:
•5,125,000 common units;
•13,750,000 subordinated units;
•all of our incentive distribution rights;
•the non-economic general partner interest; and
•an initial cash distribution of $132.1 million from the Partnership.
Operational Stage
Distributions of cash to our General Partner and its affiliates, including Oasis Petroleum:
We will generally make cash distributions 100% to our unitholders, including affiliates of our General Partner. In addition, if distributions from operating surplus exceed the minimum quarterly distribution and other higher target distribution levels, Oasis Petroleum, or the initial holder of the IDRs, will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.
Assuming we have sufficient cash to pay the full minimum quarterly distribution on all of our outstanding common units and subordinated units for four quarters, our General Partner and its affiliates (including Oasis Petroleum) would receive an annual distribution of approximately $34.2 million on their units, based upon the number of units outstanding as of February 19, 2020.
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
Withdrawal or removal of our General Partner:
If our General Partner withdraws or is removed, its non-economic general partner interest and its IDRs and those of its affiliates will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.
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
Omnibus Agreement
On September 25, 2017, in connection with the closing of the initial public offering, the Partnership entered into an omnibus agreement (the “Omnibus Agreement”) with Oasis Petroleum and certain of its affiliates, pursuant to which:
•Oasis Petroleum granted the Partnership a ROFO with respect to (i) its retained interests in each of Bobcat DevCo and Beartooth DevCo and (ii) any other midstream assets that Oasis Petroleum or any successor to Oasis Petroleum builds with respect to its acreage at the time of the initial public offering and elects to sell in the future, which ROFO converts into a ROFR upon a change of control of Oasis Petroleum;
•Oasis Petroleum provided the Partnership with a license to use certain Oasis Petroleum-related names and trademarks in connection with the Partnership’s operations; and
•Oasis Petroleum agreed to indemnify the Partnership for certain environmental and other liabilities, including certain liabilities related to the Mirada litigation (as described in the Omnibus Agreement, the “Mirada Litigation”), and the Partnership agreed to indemnify Oasis Petroleum for certain environmental and other liabilities related to the Partnership’s assets to the extent Oasis Petroleum is not required to indemnify the Partnership.
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
Commercial Agreements
We have commercial agreements with Oasis Petroleum with an initial term of 15 years for the provision of midstream services.
Under our commercial agreements with Oasis Petroleum and its wholly-owned subsidiaries in the Williston Basin, we provide (i) gas gathering, compression, processing and gas lift services; (ii) crude gathering, stabilization, blending and storage services; (iii) produced and flowback water gathering and disposal services; and (iv) freshwater supply and distribution services. In addition, we provide crude transportation services pursuant to the FERC-regulated crude transportation services agreement that we became a party to in connection with the initial public offering, which has up to 75,000 barrels per day of operating capacity and firm capacity for committed shippers.
Under our commercial agreements with Oasis Petroleum and its wholly-owned subsidiaries in the Delaware Basin, we provide (i) crude gathering services and (ii) produced and flowback water gathering and disposal services.
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

Item 14. Principal Accounting Fees and Services
The table below sets forth the aggregate fees billed by PricewaterhouseCoopers LLP, the Partnership’s independent registered public accounting firm for the years ended December 31, 2019 and December 31, 2018.

	Year Ended December 31,
	2019	2018

	(In thousands)
Audit Fees	$550	$679
Tax Fees	349	302
All Other Fees	—	—
Total(1)	$899	$981
___________________
(1) The Partnership’s Pre-Approval of Audit, Audit-Related, Tax and Permissible Non-Audit Services Policy is summarized in this Annual Report on Form 10-K. See “Policy for Approval of Audit and Permitted Non-Audit Services” below. In 2019, all of these services were pre-approved by the Audit Committee of our General Partner in accordance with its pre-approval policy.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules
a. The following documents are filed as a part of this Annual Report on Form 10-K or incorporated herein by reference:
(1) Financial Statements:
See Item 8. Financial Statements and Supplementary Data.
(2) Financial Statement Schedules:
None.
(3) Exhibits:
The following documents are included as exhibits to this report:

Exhibit No.	Description of Exhibit

2.1	Contribution Agreement, dated November 7, 2018, between Oasis Midstream Partners LP, OMS Holdings LLC, Oasis Midstream Services LLC, OMP GP LLC, OMP Operating LLC and, for certain limited purposes set forth therein, Oasis Petroleum Inc. (incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed by the Partnership on November 8, 2018).

3.1	Certificate of Limited Partnership of Oasis Midstream Partners LP (incorporated herein by reference to Exhibit 3.1 to the Form S-1 filed by the Partnership on May 12, 2017).

3.2	Certificate of Amendment to Certificate of Limited Partnership of Oasis Midstream Partners LP (incorporated herein by reference to Exhibit 3.2 to the Form S-1 filed by the Partnership on May 12, 2017).

3.3	Amended and Restated Agreement of Limited Partnership of Oasis Midstream Partners LP, dated September 25, 2017, by and between OMP GP LLC, as the general partner, and OMS Holdings LLC, as the organizational limited partner (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Partnership on September 29, 2017).

3.4	Certificate of Formation of OMP GP LLC (incorporated herein by reference to Exhibit 3.4 to the Form S-1 filed by the Partnership on May 12, 2017.)

3.5	Certificate of Amendment to Certificate of Formation of OMP GP LLC (incorporated herein by reference to Exhibit 3.5 to the Amendment No. 2 to Form S-1 filed by the Partnership on May 30, 2017).

3.6	Amended and Restated Limited Liability Company Agreement of OMP GP LLC (incorporated herein by reference to Exhibit 3.6 to the Amendment No. 2 to Form S-1 filed by the Partnership on May 30, 2017.)

4.1(a)	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act.

10.1	Contribution Agreement, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, Oasis Petroleum LLC, OMS Holdings LLC, Oasis Midstream Services LLC, OMP GP LLC and OMP Operating LLC (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Partnership on September 29, 2017).

10.2	Omnibus Agreement, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, Oasis Petroleum Inc., Oasis Petroleum LLC, OMS Holdings LLC, Oasis Midstream Services LLC, OMP GP LLC and OMP Operating LLC (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Partnership on September 29, 2017).

10.3#	Gas Gathering, Compression, Processing and Gas Lift Agreement, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, Oasis Petroleum North America LLC, Oasis Petroleum Marketing LLC and Oasis Midstream Services LLC (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed by the Partnership on September 29, 2017).

10.4#	Crude Oil Gathering, Stabilization, Blending and Storage Agreement, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, Oasis Petroleum North America LLC, Oasis Petroleum Marketing LLC and Oasis Midstream Services LLC (incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed by the Partnership on September 29, 2017).

10.5#	Produced and Flowback Water Gathering and Disposal Agreement - Wild Basin, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, Oasis Petroleum North America LLC and Oasis Midstream Services LLC (incorporated herein by reference to Exhibit 10.5 to the Form 8-K filed by the Partnership on September 29, 2017).

10.6#	Produced and Flowback Water Gathering and Disposal Agreement - Beartooth Area, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, Oasis Petroleum North America LLC and Oasis Midstream Services LLC (incorporated herein by reference to Exhibit 10.6 to the Form 8-K filed by the Partnership on September 29, 2017).

10.7#	Freshwater Purchase and Sales Agreement, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, Oasis Petroleum North America LLC and Oasis Midstream Services LLC (incorporated herein by reference to Exhibit 10.7 to the Form 8-K filed by the Partnership on September 29, 2017).

10.8#	Crude Oil Transportation Services Agreement, dated May 9, 2016, by and between Oasis Midstream Services LLC and Oasis Petroleum Marketing LLC (incorporated herein by reference to Exhibit 10.8 to the Form S-1/A filed by the Partnership on May 17, 2017).

10.9#	Amendment #1 and Assignment Agreement, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, Oasis Petroleum Marketing LLC and Oasis Midstream Services LLC (incorporated herein by reference to Exhibit 10.8 to the Form 8-K filed by the Partnership on September 29, 2017).

10.10	Registration Rights Agreement, dated as of September 25, 2017, by and between Oasis Midstream Partners LP and OMS Holdings Inc. (incorporated herein by reference to Exhibit 10.9 to the Form 8-K filed by the Partnership on September 29, 2017).

10.11	Revolving Credit Agreement, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, as parent, OMP Operating LLC, as borrower, and Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.10 to the Form 8-K filed by the Partnership on September 29, 2017).

10.12	Services and Secondment Agreement, dated as of September 25, 2017, by and between Oasis Midstream Partners LP and Oasis Petroleum Inc. (incorporated herein by reference to Exhibit 10.11 to the Form 8-K filed by the Partnership on September 29, 2017).

10.13	Amended and Restated Limited Liability Company Agreement of Bighorn DevCo LLC, dated as of September 25, 2017, by and between OMP Operating LLC, as the managing member, and Oasis Midstream Services LLC, as a member (incorporated herein by reference to Exhibit 10.12 to the Form 8-K filed by the Partnership on September 29, 2017).

10.14	Amended and Restated Limited Liability Company Agreement of Bobcat DevCo LLC, dated as of September 25, 2017, by and between OMP Operating LLC, as the managing member, and Oasis Midstream Services LLC, as a member (incorporated herein by reference to Exhibit 10.13 to the Form 8-K filed by the Partnership on September 29, 2017).

10.15	Amended and Restated Limited Liability Company Agreement of Beartooth DevCo LLC, dated as of September 25, 2017, by and between OMP Operating LLC, as the member, and Oasis Midstream Services LLC, as the original member (incorporated herein by reference to Exhibit 10.14 to the Form 8-K filed by the Partnership on September 29, 2017).

10.16†	Indemnification Agreement, dated as of September 25, 2017, by and between Oasis Midstream Partners LP and Thomas B. Nusz (incorporated herein by reference to Exhibit 10.15 to the Form 8-K filed by the Partnership on September 29, 2017).

10.17†	Indemnification Agreement, dated as of September 25, 2017, by and between Oasis Midstream Partners LP and Taylor L. Reid (incorporated herein by reference to Exhibit 10.16 to the Form 8-K filed by the Partnership on September 29, 2017).

10.18†	Indemnification Agreement, dated as of September 25, 2017, by and between Oasis Midstream Partners LP and Michael H. Lou (incorporated herein by reference to Exhibit 10.17 to the Form 8-K filed by the Partnership on September 29, 2017).

10.19†	Indemnification Agreement, dated as of September 25, 2017, by and between Oasis Midstream Partners LP and Richard N. Robuck (incorporated herein by reference to Exhibit 10.18 to the Form 8-K filed by the Partnership on September 29, 2017).

10.20†	Indemnification Agreement, dated as of September 25, 2017, by and between Oasis Midstream Partners LP and Nickolas J. Lorentzatos (incorporated herein by reference to Exhibit 10.19 to the Form 8-K filed by the Partnership on September 29, 2017).

10.21†	Indemnification Agreement, dated as of September 25, 2017, by and between Oasis Midstream Partners LP and Phillip D. Kramer (incorporated herein by reference to Exhibit 10.20 to the Form 8-K filed by the Partnership on September 29, 2017).

10.22†	Indemnification Agreement, dated as of September 25, 2017, by and between Oasis Midstream Partners LP and Matthew D. Fitzgerald (incorporated herein by reference to Exhibit 10.21 to the Form 8-K filed by the Partnership on September 29, 2017).

10.23†	Oasis Midstream Partners LP 2017 Long Term Incentive Plan (incorporated herein by reference to Exhibit 4.4 to the Form S-8 filed by the Partnership on September 25, 2017).

10.24†	Form of Restricted Unit Award Agreement (incorporated herein by reference to Exhibit 4.5 to the Form S-8 filed by the Partnership on September 25, 2017).

10.25†	Form of Restricted Unit Award Grant Notice (incorporated herein by reference to Exhibit 4.6 to the Form S-8 filed by the Partnership on September 25, 2017).

10.26	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Bobcat DevCo LLC, dated as of November 7, 2017, by and between OMP Operating LLC, as the managing member, and Oasis Midstream Services LLC, as a member (incorporated herein by reference to Exhibit 10.25 to the Form 10-Q filed by the Partnership on November 9, 2017).

10.27	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Beartooth DevCo LLC, dated as of November 7, 2017, by and between OMP Operating LLC, as the managing member, and Oasis Midstream Services LLC, as a member (incorporated herein by reference to Exhibit 10.26 to the Form 10-Q filed by the Partnership on November 9, 2017).

10.28	Indemnification Agreement, dated July 5, 2018, between Oasis Midstream Partners LP and Mr. Harry N. Pefanis (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed by the Partnership on August 7, 2018).

10.29	First Amendment to Credit Agreement, dated as of August 27, 2018 among Oasis Midstream Partners, LP, as Parent, OMP Operating LLC, as Borrower, the Other Credit Parties party to thereto, Wells Fargo Banks, N.A., as Administrative Agent and the Lenders thereto (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed by the Partnership on November 6, 2018).

10.30	Second Amendment to Credit Agreement, dated as of May 6, 2019 among Oasis Midstream Partners LP, as Parent, OMP Operating LLC, as Borrower, the Other Credit Parties party thereto, Wells Fargo Bank, N.A., as Administrative Agent and the Lenders thereto (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed by the Partnership on May 8, 2019).

10.31	Third Amendment to Credit Agreement, dated as of August 16, 2019 among Oasis Midstream Partners LP, as Parent, OMP Operating LLC, as Borrower, the Other Credit Parties party thereto, Wells Fargo Bank, N.A., as Administrative Agent and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed by the Partnership on November 6, 2019).

10.32	Second Amended and Restated Limited Liability Company Agreement of Bobcat DevCo LLC, dated as of February 22, 2019, by and between OMP Operating LLC, as the managing member, and Oasis Midstream Services LLC, as a member (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Partnership on February 28, 2019).

10.33	Second Amended and Restated Limited Liability Company Agreement of Beartooth DevCo LLC, dated as of February 22, 2019, by and between OMP Operating LLC, as the managing member, and Oasis Midstream Services LLC, as a member (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Partnership on February 28, 2019).

10.34(a)	Limited Liability Company Agreement of Panther DevCo LLC, dated as of May 9, 2019.

10.35##	Crude Oil Gathering Agreement by and among Oasis Petroleum Permian LLC, Oasis Petroleum Marketing LLC and Panther DevCo LLC, dated as of November 1, 2019 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed by the Partnership on November 6, 2019).

10.36##	Produced Water Gathering and Disposal Agreement by and between Oasis Petroleum Permian LLC and Panther DevCo LLC, dated as of November 1, 2019 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed by the Partnership on November 6, 2019).

21.1(a)	List of Subsidiaries of Oasis Midstream Partners LP

23.1(a)	Consent of PricewaterhouseCoopers LLP

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Labels Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

101(a)
The following financial information from Oasis Midstream Partners LP’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

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
## Certain information has been excluded from this exhibit because it is both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.
†  Compensatory plan or arrangement.
(a)  Filed herewith.
(b)  Furnished herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oasis Midstream Partners LP
By: OMP GP LLC, its general partner

Date:	February 26, 2020	By: /s/ Taylor L. Reid
Taylor L. Reid,
Chief Executive Officer and Director
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Positions with OMP GP LLC)	Date

/s/ Taylor L. Reid	Chief Executive Officer and Director	February 26, 2020
Taylor L. Reid	(Principal Executive Officer)

/s/ Richard N. Robuck	Senior Vice President and Chief Financial Officer	February 26, 2020
Richard N. Robuck	(Principal Accounting Officer and Principal Financial Officer)

/s/ Thomas B. Nusz	Chairman of the Board of Directors	February 26, 2020
Thomas B. Nusz

/s/ Michael H. Lou	President and Director	February 26, 2020
Michael H. Lou

/s/ Nickolas J. Lorentzatos	Executive Vice President and General Counsel and Corporate Secretary and Director	February 26, 2020
Nickolas J. Lorentzatos

/s/ Matthew Fitzgerald	Director	February 26, 2020
Matthew Fitzgerald

/s/ Phillip D. Kramer	Director	February 26, 2020
Phillip D. Kramer

/s/ Harry N. Pefanis	Director	February 26, 2020
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