Form 10-Q
period 2020-03-31
Oasis Midstream Partners LP
filed 2020-05-18
CIK 1652133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

At May 14, 2020, there were 33,811,366 units representing limited partner interests (consisting of 20,061,366 common units and 13,750,000 subordinated units) outstanding.

OASIS MIDSTREAM PARTNERS LP

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2020	December 31, 2019

	(In thousands, except unit data)
ASSETS
Current assets
Cash and cash equivalents	$23,901	$4,168
Accounts receivable	8,429	5,969
Accounts receivable – Oasis Petroleum	74,380	77,571
Inventory	5,267	—
Prepaid expenses	2,320	1,923
Other current assets	137	138
Total current assets	114,434	89,769
Property, plant and equipment	1,180,191	1,155,503
Less: accumulated depreciation, amortization and impairment	(210,918)	(98,982)
Total property, plant and equipment, net	969,273	1,056,521
Operating lease right-of-use assets	4,462	5,207
Other assets	2,894	3,172
Total assets	$1,091,063	$1,154,669

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,168	$2,478
Accounts payable – Oasis Petroleum	29,549	27,139
Accrued liabilities	37,852	50,210
Accrued interest payable	26,375	508
Current operating lease liabilities	3,036	3,005
Other current liabilities	600	594
Total current liabilities	100,580	83,934
Long-term debt	487,500	458,500
Asset retirement obligations	1,767	1,747
Operating lease liabilities	1,445	2,216
Other liabilities	3,498	3,644
Total liabilities	594,790	550,041
Commitments and contingencies (Note 9)
Equity
Limited partners
Common units (20,061,366 and 20,045,196 issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	171,625	225,339
Subordinated units (13,750,000 units issued and outstanding at March 31, 2020 and December 31, 2019)	29,120	66,005
General Partner	1,027	1,026
Total partners’ equity	201,772	292,370
Non-controlling interests	294,501	312,258
Total equity	496,273	604,628
Total liabilities and equity	$1,091,063	$1,154,669
The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019(1)

	(In thousands, except per unit data)
Revenues
Midstream services – Oasis Petroleum	$81,993	$77,063
Midstream services – third parties	3,846	1,127
Product sales – Oasis Petroleum	20,788	15,652
Product sales – third parties	—	10
Total revenues	106,627	93,852
Operating expenses
Costs of product sales	8,432	8,065
Operating and maintenance	16,840	19,690
Depreciation and amortization	10,197	8,991
Impairment	101,767	—
General and administrative	8,451	8,723
Total operating expenses	145,687	45,469
Operating income (loss)	(39,060)	48,383
Other expenses
Interest expense, net of capitalized interest	(30,257)	(3,969)
Other income (expense)	(42)	—
Total other expenses, net	(30,299)	(3,969)
Net income (loss)	(69,359)	44,414
Less: Net income attributable to Delaware Predecessor	—	1,075
Less: Net income attributable to non-controlling interests	2,040	21,796
Net income (loss) attributable to Oasis Midstream Partners LP	(71,399)	21,543
Less: Net income attributable to General Partner	1,008	238
Net income (loss) attributable to limited partners	$(72,407)	$21,305
Earnings (loss) per limited partner unit (Note 12)
Common units – basic	$(2.14)	$0.63
Common units – diluted	(2.14)	0.63
Weighted average number of limited partners units outstanding (Note 12)
Common units – basic	20,041	20,016
Common units – diluted	20,041	20,033
__________________
(1)Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 2 to our unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

		Partnership
	Delaware Predecessor	Common Units	Subordinated Units	General Partner	Non-controlling Interests	Total

		(In thousands)
Balance as of December 31, 2019	$—	$225,339	$66,005	$1,026	$312,258	$604,628
Contributions from non-controlling interests	—	—	—	—	6,167	6,167
Distributions to non-controlling interests	—				(25,964)	(25,964)
Distributions to unitholders	—	(10,833)	(7,425)	(1,007)	—	(19,265)
Equity-based compensation	—	66	—	—	—	66
Net income (loss)	—	(42,947)	(29,460)	1,008	2,040	(69,359)
Balance as of March 31, 2020	$—	$171,625	$29,120	$1,027	$294,501	$496,273

Balance as of December 31, 2018	$6,227	$192,581	$45,937	$112	$312,815	$557,672
Delaware Predecessor capital contributions, net	4,902	—	—	—	—	4,902
Contributions from non-controlling interests	—	—	—	—	2,532	2,532
Distributions to non-controlling interests	—	—	—	—	(21,922)	(21,922)
Distributions to unitholders	—	(9,020)	(6,188)	(112)	—	(15,320)
Equity-based compensation	—	119	—	—	—	119
Other	—	2,881	(79)	—	(2,977)	(175)
Net income	1,075	12,630	8,675	238	21,796	44,414
Balance as of March 31, 2019	$12,204	$199,191	$48,345	$238	$312,244	$572,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019(1)

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(69,359)	$44,414
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,197	8,991
Impairment	101,767	—
Equity-based compensation expenses	66	119
Deferred financing costs amortization and other	271	191
Working capital and other changes:
Change in accounts receivable	732	(444)
Change in inventory	(5,267)	—
Change in prepaid expenses	(397)	52
Change in accounts payable and accrued liabilities	23,732	3,997
Change in other assets and liabilities, net	(77)	(227)
Net cash provided by operating activities	61,665	57,093
Cash flows from investing activities:
Capital expenditures	(31,811)	(55,403)
Net cash used in investing activities	(31,811)	(55,403)
Cash flows from financing activities:
Capital contributions from Delaware Predecessor, net	—	4,902
Capital contributions from non-controlling interests	6,167	2,532
Distributions to non-controlling interests	(25,964)	(21,922)
Distributions to unitholders	(19,265)	(15,320)
Deferred financing costs	—	(43)
Proceeds from revolving credit facility	29,000	32,000
Principal payments on revolving credit facility	—	(5,000)
Other	(59)	(229)
Net cash used in financing activities	(10,121)	(3,080)
Increase (decrease) in cash and cash equivalents	19,733	(1,390)
Cash:
Beginning of period	4,168	6,649
End of period	$23,901	$5,259
Supplemental non-cash transactions:
Change in accrued capital expenditures	$(7,123)	$766
Change in asset retirement obligations	20	17
__________________
(1)Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 2 to our unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Nature of Operations
Organization. Oasis Midstream Partners LP (the “Partnership”) is a growth-oriented, fee-based master limited partnership formed by its sponsor, Oasis Petroleum Inc. (together with its wholly-owned subsidiaries, “Oasis Petroleum”) to own, develop, operate and acquire a diversified portfolio of midstream assets in North America that are integral to the crude oil and natural gas operations of Oasis Petroleum and are strategically positioned to capture volumes from other producers.
The Partnership conducts its business through its ownership of development companies: Bighorn DevCo LLC (“Bighorn DevCo”), Bobcat DevCo LLC (“Bobcat DevCo”), Beartooth DevCo LLC (“Beartooth DevCo”) and Panther DevCo LLC (“Panther DevCo” and collectively with Bighorn DevCo, Bobcat DevCo and Beartooth DevCo, the “DevCos”). Bobcat DevCo and Beartooth DevCo are jointly-owned with Oasis Petroleum through its wholly-owned subsidiary Oasis Midstream Services LLC (“OMS”).
As of March 31, 2020, the Partnership’s assets and ownership interests in the DevCos were as follows:

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
Nature of business. The Partnership generates the majority of its revenues through 15-year, fee-based contractual arrangements with Oasis Petroleum for midstream services. These services include (i) gas gathering, compression, processing, gas lift and natural gas liquids (“NGLs”) storage services; (ii) crude oil gathering, stabilization, blending, storage and transportation services; (iii) produced and flowback water gathering and disposal services; and (iv) freshwater supply and distribution services. The revenue earned from these services is generally directly related to the volume of natural gas, crude oil, produced and flowback water and freshwater that flows through the Partnership’s systems.
The Partnership’s operations are supported by significant acreage dedications from Oasis Petroleum. In addition, the Partnership is party to a number of third-party agreements across all of its DevCos in which the Partnership has the right to provide its full suite of midstream services to support existing and future third-party volumes.
The Partnership is not a taxable entity for United States federal income tax purposes and is not subject to income tax in the majority of states in which the Partnership operates. As taxes are generally borne by its partners through the allocation of taxable income, the Partnership does not record deferred taxes related to the aggregate difference in the basis of its assets for financial and tax reporting purposes. Beginning in the fourth quarter of 2019, the Partnership is subject to a Texas margin tax due to its operations in the Delaware Basin. The Partnership recorded a de minimis state income tax provision for the three months ended March 31, 2020.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Partnership have not been audited by the Partnership’s independent registered public accounting firm, except that the Condensed Consolidated Balance Sheet at December 31, 2019 is derived from audited financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for fair statement of the Partnership’s financial position have been included. Management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.
These interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”).
2019 Delaware Acquisition. On November 1, 2019, the Partnership entered into an agreement with Oasis Petroleum, pursuant to which Oasis Petroleum, through OMS (the “Delaware Predecessor”), agreed to assign to Panther DevCo, certain crude oil gathering and produced and flowback water gathering and disposal assets in the Delaware Basin (the “2019 Delaware Acquisition”). The 2019 Delaware Acquisition was accounted for as a transfer of net assets between entities under common control. As a result, the unaudited condensed consolidated financial statements for the period prior to the effective date of November 1, 2019 have been recast. These unaudited condensed consolidated financial statements include the results of the Delaware Predecessor for the three months ended March 31, 2019, which was prepared from Oasis Petroleum’s historical cost-basis accounts and may not necessarily be indicative of the actual results had the Partnership owned the assets during the reported period.
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
Non-controlling interests. The non-controlling interests represent OMS’s retained ownership interests in Bobcat DevCo and Beartooth DevCo of 64.7% and 30%, respectively, as of March 31, 2020.
Risks and Uncertainties
Concentrations of market and credit risk. The Partnership has limited direct exposure to risks associated with fluctuating commodity prices due to the nature of its business and its long-term, fixed-fee contractual arrangements with its existing customers, including Oasis Petroleum. However, to the extent that the Partnership’s future contractual arrangements with customers, including Oasis Petroleum or third parties, do not provide for fixed-fee structures, the Partnership may become subject to more substantial direct commodity price risk. In addition, in response to a prolonged low commodity price environment, the Partnership’s customers could seek to amend existing contractual arrangements to reduce the volumetric fees the Partnership charges.
Additionally, as a substantial majority of the Partnership’s revenues are derived from Oasis Petroleum, the Partnership is indirectly subject to risks associated with fluctuating commodity prices to the extent that lower commodity prices adversely affect Oasis Petroleum’s production, drilling schedule or financial condition. The markets for crude oil, natural gas and NGLs have been volatile, especially over the last several months and years. In recent weeks, crude oil and NGL prices have weakened to historical lows as a result of the impacts of the recent actions of Saudi Arabia and Russia and the global novel coronavirus 2019 (“COVID-19”) pandemic. Based on the current commodity price environment, Oasis Petroleum has expressed substantial doubt about its ability to continue to operate as a going concern. The Partnership is largely dependent on Oasis Petroleum as its most significant customer, and financial distress at Oasis Petroleum could have a material adverse effect on the Partnership’s results of operations.
COVID-19. The Partnership considered the impact of the COVID-19 pandemic on the assumptions and estimates used by management in the unaudited condensed consolidated financial statements for the reporting periods presented. As a result of lower forecasted throughput volumes driven by the significant decline in commodity prices, the Partnership recognized material asset impairment charges as of March 31, 2020 (see Note 6 — Property, Plant and Equipment). Management’s estimates and assumptions were based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, heightened by the possibility of unforeseen additional impacts from COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could affect amounts reported in the financial statements in the near term.
Significant Accounting Policies
There have been no material changes to the Partnership’s critical accounting policies and estimates from those disclosed in the 2019 Annual Report, other than as noted below.
Financial Instruments - Credit Losses. On January 1, 2020, the Partnership adopted Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology with a methodology that reflects estimated credit losses expected over the life of an exposure and requires consideration of historical data, current market conditions and reasonable and supportable forecasts to develop credit loss estimates. In accordance with ASU 2016-13, the Partnership uses the expected credit loss methodology to measure impairment of financial instruments, including accounts receivable, which may result in earlier recognition of credit losses than under previous GAAP. ASU 2016-13 does not apply to receivables between entities under common control. The adoption of ASU 2016-13 did not have a material impact on the Partnership's financial position, cash flows or results of operations.
Recent Accounting Pronouncements
Reference Rate Reform. In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP guidance to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Partnership is currently evaluating its contracts and the optional expedients provided by ASU 2020-04 and the impact the new standard will have on its condensed consolidated financial statements and related disclosures.

3. Revenue Recognition
Disaggregation of revenues
The following table presents revenues associated with contracts with customers for the periods presented:

	Three Months Ended March 31,
	2020	2019(1)

	(In thousands)
Service revenues
Crude oil and natural gas revenues	$53,977	$48,617
Produced and flowback water revenues	31,862	29,572
Total service revenues	85,839	78,189
Product revenues
Natural gas and NGL revenues	14,436	10,218
Freshwater revenues	6,352	5,445
Total product revenues	20,788	15,663
Total revenues	$106,627	$93,852
___________________
(1)Retrospectively adjusted for the transfer of net assets between entities under common control.
Prior period performance obligations
The Partnership records revenue when the performance obligations under the terms of its customer contracts are satisfied. The Partnership measures the satisfaction of its performance obligations using the output method based upon the volume of crude oil, natural gas or water that flows through its systems. In certain cases, the Partnership is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Such differences have historically not been significant. For the three months ended March 31, 2020 and 2019, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
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
The following table summarizes the changes in contract liabilities for the three months ended March 31, 2020:

(In thousands)
Balance at December 31, 2019	$3,681
Cash received	—
Revenue recognized	(147)
Balance at March 31, 2020	$3,534

Remaining performance obligations
The following table presents estimated revenue allocated to remaining performance obligations for contracted revenues that are unsatisfied (or partially satisfied) as of March 31, 2020:

(In thousands)
2020 (excluding three months ended March 31, 2020)	$12,403
2021	18,580
2022	18,301
2023	12,624
2024	11,874
Thereafter	2,768
Total	$76,550
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
Oasis Petroleum has expressed substantial doubt about its ability to continue to operate as a going concern, and financial distress at Oasis Petroleum could have a material adverse effect on the Partnership’s results of operations (see Note 2 — Summary of Significant Accounting Policies).
Expenses. Oasis Petroleum provides substantial labor and overhead support for the Partnership pursuant to a 15-year services and secondment agreement. Oasis Petroleum performs centralized corporate, general and administrative services for the Partnership, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, tax and engineering. Oasis Petroleum has also seconded to the Partnership certain of its employees to operate, construct, manage and maintain its assets. The Partnership reimburses Oasis Petroleum for direct and allocated general and administrative expenses incurred by Oasis Petroleum for the provision of these services. The expenses of executive officers and non-executive employees of Oasis Petroleum are allocated to the Partnership based on the amount of time spent managing its business and operations. The Partnership’s general and administrative expenses include $7.6 million and $7.8 million from affiliate transactions with Oasis Petroleum for the three months ended March 31, 2020 and 2019, respectively.
Additionally, for the periods prior to the 2019 Delaware Acquisition, interest expense was recognized by the Delaware Predecessor related to its funding activity with Oasis Petroleum based on capital expenditures for the period using the weighted average effective interest rate for Oasis Petroleum’s long-term indebtedness. The Delaware Predecessor recognized an immaterial amount of interest expense, net of capitalized interest, during the three months ended March 31, 2019.

5. Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2020	December 31, 2019

	(In thousands)
Accrued capital costs	$25,982	$33,105
Accrued operating expenses	11,629	12,149
Other accrued liabilities	241	4,956
Total accrued liabilities	$37,852	$50,210

6. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	March 31, 2020	December 31, 2019

	(In thousands)
Pipelines	$535,689	$523,576
Natural gas processing plants	298,918	296,609
Produced and flowback water facilities	123,886	121,797
Compressor stations	158,681	143,276
Other property and equipment	34,505	34,231
Construction in progress	28,512	36,014
Total property, plant and equipment	1,180,191	1,155,503
Less: accumulated depreciation, amortization and impairment	(210,918)	(98,982)
Total property, plant and equipment, net	$969,273	$1,056,521
Long-lived asset impairment. Property, plant and equipment is stated at the lower of historical cost less accumulated depreciation or fair value if impaired. The Partnership routinely evaluates the existence of triggering events which could indicate the carrying amount of its property, plant and equipment may not be recoverable. Impairment indicators include, but are not limited to, sustained decreases in commodity prices, a decline in customer well results and lower throughput forecasts, changes in customer development plans and/or increases in construction or operating costs. The Partnership determined that lower forecasted throughput volumes, resulting from changes to customers’ development plans due to expected sustained significant decreases in commodity prices, which began during the first quarter of 2020, was an impairment indicator that required an assessment of the carrying amount of its asset groups for recoverability.
As of March 31, 2020, the Partnership completed a Step 1 impairment analysis by comparing the undiscounted future cash flows to the carrying amounts for each of its crude oil, natural gas, freshwater and produced and flowback water asset groups in the Williston Basin and the Delaware Basin. The Partnership determined the carrying amounts of its crude oil and freshwater asset groups in the Williston Basin and its crude oil and produced and flowback water asset groups in the Delaware Basin were not recoverable. Accordingly, the Partnership recorded impairment charges of $101.8 million. In the Williston Basin, the Partnership recorded an impairment charge of $35.8 million related to its crude oil asset group and $33.1 million related to its freshwater asset group. In the Delaware Basin, the Partnership recorded an impairment charge of $17.9 million related to its crude oil asset group and $15.0 million related to its produced and flowback water asset group. If commodity prices continue to decline or remain at depressed levels for a prolonged period of time, if there are shut-ins of production from the Partnership’s customers’ existing producing wells or if there are significant changes in the future development plans of the Partnership’s customers, including Oasis Petroleum, to the extent they affect the Partnership’s operations, such circumstances may necessitate assessment of the carrying amount of the Partnership’s affected assets for recoverability and may result in additional impairment charges in the future. If the United States oil and gas industry continues to experience an imbalance of supply and demand as it endured during the first quarter of 2020, it is likely that the Partnership’s operations will be so affected and future impairment charges will be incurred.
Fair value measurements. Impairment expense was measured as the excess of the asset group’s carrying amount over its estimated fair value. Fair value was measured using a discounted cash flow model using Level 3 inputs. The inputs used are subject to management’s judgment and expertise and include, but are not limited to, estimated throughput volumes, estimated fixed and variable operating costs, estimated capital costs, estimated useful life of the asset group and discount rate. The estimated future cash flows were discounted at a market-based weighted average cost of capital of 10.4%. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment analysis will prove to be an accurate prediction of the future.
7. Long-Term Debt
The Partnership has a revolving credit facility among OMP Operating LLC (“OMP Operating”) as borrower, Wells Fargo Bank, N.A., as Administrative Agent (the “Administrative Agent”) and the lenders party thereto (as amended, the “Revolving Credit Facility”), which matures on September 25, 2022. The Revolving Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures of the Partnership. As of March 31, 2020, the aggregate commitments under the Revolving Credit Facility were $575.0 million.
At March 31, 2020, the Partnership had $487.5 million of borrowings outstanding under the Revolving Credit Facility, at a weighted average interest rate of 2.9%, excluding impacts of an additional interest charge pursuant to the Limited Waiver (defined below), and an outstanding letter of credit of $1.7 million, resulting in unused borrowing capacity of $85.8 million. At December 31, 2019, the Partnership had $458.5 million of borrowings outstanding under the Revolving Credit Facility, at a weighted average interest rate of 3.8%, and an outstanding letter of credit of $1.7 million.
The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%. The fair value of the Revolving Credit Facility approximates book value since borrowings under the Revolving Credit Facility bear interest at rates which are tied to current market rates.
The Partnership was in compliance with the covenants under the Revolving Credit Facility at March 31, 2020, except as follows. As a result of ongoing internal oversight processes, the Partnership identified that a Control Agreement (as defined in the Revolving Credit Facility) had not been executed for a certain bank account (the “JPM Account”) held at JPMorgan Chase Bank, N.A. (“JPMorgan”), who is a lender under the Revolving Credit Facility. The Control Agreement serves to establish a lien in favor of the lenders under the Revolving Credit Facility with respect to the JPM Account. On May 11, 2020, the Partnership executed a Control Agreement with both the Administrative Agent and JPMorgan, thereby completing the documentation required under the Revolving Credit Facility. Despite the Control Agreement’s execution, the failure to have had it in place before the JPM Account was initially funded with cash represents a past Event of Default (as defined in the Revolving Credit Facility). On May 15, 2020, the Partnership entered into a limited waiver (the “Limited Waiver”) of this past Event of Default with the Majority Lenders (as defined in the Revolving Credit Facility), which provides forbearance of additional interest owed arising from this past Event of Default until the earlier of (i) November 10, 2020 and (ii) an Event of Default. Pursuant to the Limited Waiver, the Partnership recorded an additional interest charge of $25.9 million in the unaudited condensed consolidated financial statements as of March 31, 2020.
8. Inventory
Inventory consists primarily of spare parts and equipment related to midstream infrastructure. Inventory is stated at the lower of cost and net realizable value with cost determined on an average cost method. The Partnership assesses the carrying value of inventory and uses estimates and judgment when making any adjustments necessary to reduce the carrying value to net realizable value. The carrying value of the Partnership’s inventory was $5.3 million at March 31, 2020. The Partnership had no inventory at December 31, 2019.
9. Commitments and Contingencies
The Partnership has various contractual obligations in the normal course of its operations. Included below is a description of the Partnership’s various future commitments as of March 31, 2020.
Volume commitment agreements. As of March 31, 2020, the Partnership had certain agreements with an aggregate requirement to either deliver or purchase a minimum quantity of approximately 9.9 million barrels of water, prior to any applicable volume credits, within specified timeframes, all of which are ten years or less. The estimable future commitments under these agreements were approximately $6.1 million as of March 31, 2020. The commitments under these arrangements are not recorded in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2020.
Subsequent to March 31, 2020, the Partnership entered into new agreements to deliver, transport or purchase crude oil volumes within specified timeframes, all of which are ten years or less. The estimable future commitments under these volume commitment agreements were approximately $13.2 million.
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
On March 13, 2020, Mirada filed a seventh amended petition that did not assert any new causes of action and did not add any new parties. Mirada did add an allegation that Oasis Petroleum breached its implied duty of good faith and fair dealing with respect to certain contracts.
On April 30, 2020, Mirada abandoned its prior claims related to overstating the estimated costs of proposed well operations in Wild Basin. At this point, it is unclear what impact this has on damages because Mirada asserts that its information and failure to consult and obtain consent claims result in the same damages as its abandoned estimated costs claim.
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

Discovery is ongoing, and each of the parties has made a number of procedural filings and motions, and additional filings and motions can be expected over the course of the claim. Trial is scheduled for October 2020. Neither the Partnership nor Oasis Petroleum can predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to the Partnership’s or Oasis Petroleum’s interests, or if the Partnership or Oasis Petroleum were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on the Partnership's business, financial condition, results of operations and cash flows. Such an adverse determination could materially impact Oasis Petroleum’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in Oasis Petroleum’s midstream operations could materially reduce the interests of Oasis Petroleum and the Partnership in the Partnership’s current assets and future midstream opportunities and related revenues in Wild Basin. Under the Omnibus Agreement the Partnership entered into with Oasis Petroleum in connection with the closing of the initial public offering, Oasis Petroleum agreed to indemnify the Partnership for any losses resulting from this litigation. However, the Partnership cannot guarantee that such indemnity will fully protect the Partnership from the adverse consequences of any adverse ruling.
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
10. Equity-Based Compensation
The Oasis Midstream Partners LP 2017 Long Term Incentive Plan (“LTIP”) provides for the grant, at the discretion of the Board of Directors of the General Partner, of options, unit appreciation rights, restricted units, phantom units, and other unit or cash-based awards. The purpose of awards under the LTIP is to provide additional incentive compensation to individuals providing services to the Partnership and to align the economic interests of such individuals with the interests of the Partnership’s unitholders. As of March 31, 2020, the aggregate number of common units that may be issued pursuant to any and all awards under the LTIP was equal to 2,793,360 common units.
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
During the three months ended March 31, 2020, the Partnership granted 16,170 restricted unit awards to certain independent directors at a weighted-average grant date fair value of $16.69 per common unit, which vest over a one year period. The Partnership recorded equity-based compensation expense of $0.1 million for each of the three months ended March 31, 2020 and 2019, which is included in general and administrative expenses on the Partnership’s Condensed Consolidated Statements of Operations. As of March 31, 2020, unrecognized equity-based compensation expense for outstanding restricted unit awards was $0.2 million, which is expected to be recognized over a weighted average period of 0.8 years.

11. Partnership Equity and Distributions
The following table details the distributions paid in respect of each period in which the distributions were earned for the following periods:

				Distributions
				Limited Partners		General Partner
Period	Record Date	Distribution Date	Distribution per limited partner unit	Common units	Subordinated units	IDRs

				(In thousands)
Q1 2019	May 17, 2019	May 29, 2019	$0.470	$9,421	$6,463	$238
Q2 2019	August 16, 2019	August 28, 2019	$0.490	9,822	6,738	463
Q3 2019	November 15, 2019	November 27, 2019	$0.515	10,323	7,081	745
Q4 2019	February 13, 2020	February 27, 2020	$0.540	10,833	7,425	1,027
Cash distributions. On May 18, 2020, the Board of Directors of the General Partner declared the quarterly cash distribution for the first quarter of 2020 of $0.540 per unit. This distribution will be payable on June 8, 2020, to unitholders of record as of May 28, 2020. In addition, the General Partner will receive a cash distribution of $1.0 million attributable to the incentive distribution rights (“IDRs”) related to the earnings for the first quarter of 2020.
Incentive distribution rights. The General Partner owns all of the Partnership’s IDRs, which will entitle it to increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes in excess of $0.4313 per unit per quarter. The maximum distribution of 50.0% does not include any distributions that Oasis Petroleum may receive on common units or subordinated units that it owns.
12. Earnings (Loss) Per Limited Partner Unit
Earnings (loss) per limited partner unit is computed by dividing the respective limited partners’ interest in earnings (loss) attributable to the Partnership by the weighted average number of common and subordinated units outstanding. Because there is more than one class of participating securities, the Partnership uses the two-class method when calculating earnings (loss) per limited partner unit. The classes of participating securities include common units, subordinated units and IDRs.
Diluted earnings (loss) per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the LTIP, were exercised, settled or converted into common units. When it is determined that potential common units should be included in diluted net income (loss) per limited partner unit calculation, the impact is reflected by applying the treasury stock method. There are no adjustments made to net income (loss) attributable to Oasis Midstream Partners LP in the calculation of diluted earnings (loss) per unit. Diluted weighted average limited partner units outstanding includes the dilutive effect of unvested restricted unit awards (see Note 10 — Equity-Based Compensation). For the three months ended March 31, 2020, the Partnership incurred a net loss, and therefore the diluted loss per share calculation for the period excludes the anti-dilutive effect of unvested restricted unit awards.
The following is a calculation of the basic and diluted weighted average units outstanding for the periods presented:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Basic weighted average common units outstanding	20,041	20,016
Dilutive effect of restricted awards	—	17
Diluted weighted average common units outstanding	20,041	20,033

The following tables present the calculation of earnings (loss) per limited partner unit under the two-class method for each period presented:

	Three Months Ended March 31, 2020
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total

	(In thousands, except per unit data)
Net income (loss) attributable to Oasis Midstream Partners LP
Distribution declared	$1,027	$10,833	$7,425	$19,285
Undistributed loss attributable to Oasis Midstream Partners LP	—	(53,784)	(36,900)	(90,684)
Net income (loss) attributable to Oasis Midstream Partners LP	$1,027	$(42,951)	$(29,475)	$(71,399)

Weighted average limited partners units outstanding
Basic		20,041
Diluted		20,041

Net loss attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$(2.14)
Diluted		(2.14)

Anti-dilutive restricted units		10

	Three Months Ended March 31, 2019
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total

	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP
Distribution declared	$238	$9,421	$6,463	$16,122
Undistributed earnings attributable to Oasis Midstream Partners LP	—	3,214	2,207	5,421
Net income attributable to Oasis Midstream Partners LP	$238	$12,635	$8,670	$21,543

Weighted average limited partners units outstanding
Basic		20,016
Diluted		20,033

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$0.63
Diluted		0.63

Anti-dilutive restricted units		9

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”), as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
Forward-looking statements can be affected by the assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed below and detailed under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Actual results may vary materially. Although forward-looking statements reflect our good faith beliefs at the time they are made, you are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and you should not consider the following list to be a complete statement of all potential risks and uncertainties. In addition, our forward-looking statements address the various risks and uncertainties associated with the extraordinary market environment and impacts resulting from the novel coronavirus 2019 (“COVID-19”) pandemic and the actions of foreign oil producers (most notably Saudi Arabia and Russia) to increase crude oil production and the expected impact on our businesses, operations, earnings and results. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include but are not limited to:
•the continuation of a swift and material decline in global crude oil demand and crude oil prices for an uncertain period of time that correspondingly may lead to a significant reduction of domestic crude oil and natural gas production, which in turn could result in significant declines in the actual or expected volumes transported through our pipelines and/or the reduction of commercial opportunities that might otherwise be available to us;
•developments in the global economy as well as the public health crisis related to the COVID-19 virus and resulting demand and supply for crude oil and natural gas;
•uncertainty regarding the length of time it will take for the U.S. and the rest of the world to slow the spread of the COVID-19 virus to the point where applicable authorities are comfortable easing current restrictions on various commercial and economic activities; such restrictions are designed to protect public health but also have the effect of significantly reducing demand for crude oil and natural gas;
•uncertainty regarding the future actions of foreign oil producers such as Saudi Arabia and Russia and the risk that they take actions that will prolong or exacerbate the current over-supply of crude oil;
•uncertainty regarding the timing, pace and extent of an economic recovery in the U.S. and elsewhere, which in turn will likely affect demand for crude oil and natural gas and therefore the demand for the midstream services we provide and the commercial opportunities available to us;
•the effect of an overhang of significant amounts of crude oil and natural gas inventory stored in the U.S. and elsewhere and the impact that such inventory overhang ultimately has on the timing of a return to market conditions that support increased drilling and production activities in the U.S.;
•an inability of Oasis Petroleum or our other customers to meet their operational and development plans on a timely basis or at all;
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

•our inability to perform our obligations under our contracts, whether due to non-performance by third parties, including our customers or other counterparties, market constraints, third-party constraints, legal constraints (including governmental orders or guidance), or other factors;
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
Overview
We are a growth-oriented, fee-based master limited partnership formed by our sponsor, Oasis Petroleum Inc. (“Oasis Petroleum”) (Nasdaq: OAS), to own, develop, operate and acquire a diversified portfolio of midstream assets in North America that are integral to the crude oil and natural gas operations of Oasis Petroleum and are strategically positioned to capture volumes from other producers. Our midstream operations are performed within the Williston Basin and the Delaware Basin. We generate the majority of our revenues through long-term, fixed-fee contracts pursuant to which we provide crude oil, natural gas and water-related midstream services for Oasis Petroleum. We expect to grow acquisitively through accretive, dropdown acquisitions, as well as organically as Oasis Petroleum continues to develop its acreage. Additionally, we expect to grow by continuing to offer our services to third parties and through acquisitions of midstream assets from third parties.
In the Williston Basin, we divide our operations into two primary areas with developed midstream infrastructure, both of which are supported by significant acreage dedications from Oasis Petroleum. In Wild Basin, we have acreage dedications from Oasis Petroleum in which we have the right to provide crude oil, natural gas and water services to support Oasis Petroleum’s existing and future volumes. Outside of Wild Basin, we have acreage dedications from Oasis Petroleum for produced and flowback water services and freshwater services. In the Delaware Basin, we have acreage dedications from Oasis Petroleum for crude oil gathering and produced and flowback water gathering and disposal services. We have also received certain commitments and acreage dedications from third parties in the Williston Basin and the Delaware Basin, in which we have the right to provide our full suite of midstream services to support existing and future third party volumes.

We conduct our business through our ownership of our DevCos, two of which are jointly-owned with Oasis Petroleum. As of March 31, 2020, we own a 100% equity interest in Bighorn DevCo LLC (“Bighorn DevCo”), a 35.3% equity interest in Bobcat DevCo LLC (“Bobcat DevCo”), a 70% equity interest in Beartooth DevCo LLC (“Beartooth DevCo”) and a 100% equity interest in Panther DevCo LLC (“Panther DevCo”). As of March 31, 2020, Oasis Petroleum owns a 64.7% and 30% non-controlling equity interest in Bobcat DevCo and Beartooth DevCo, respectively.
We are party to long-term, fixed-fee contracts with wholly-owned subsidiaries of Oasis Petroleum for natural gas services (gathering, compression, processing, gas lift and natural gas liquids (“NGLs”) storage), crude oil services (gathering, stabilization, blending and storage), produced and flowback water services (gathering and disposal) and freshwater services (fracwater and flushwater supply and distribution). We are also a party to the long-term, Federal Energy Regulatory Commission (“FERC”) regulated transportation services agreement governing the transportation of crude oil via pipeline from the Wild Basin area to Johnson’s Corner. The amount of revenue we generate primarily depends on the volume of crude oil, natural gas and water for which we provide midstream services. We generate a substantial majority of our revenues through these contracts, which minimizes our direct exposure to commodity prices.
While we have increased our customer diversification by entering into multiple agreements and transactions with third parties to provide our full suite of midstream services, we are largely dependent on Oasis Petroleum as our most significant customer. Based on the current commodity price environment, Oasis Petroleum has expressed substantial doubt about its ability to continue to operate as a going concern, and financial distress at Oasis Petroleum could have a material adverse effect on the Partnership’s results of operations (see Item 1. “Financial Statements (Unaudited) — Note 2 — Summary of Significant Accounting Policies — Risks and Uncertainties”). However, an event of default or bankruptcy of Oasis Petroleum would not trigger an automatic acceleration of indebtedness under our Revolving Credit Facility, as there are not any cross-acceleration or cross-default provisions between the Oasis Petroleum credit agreement and our Revolving Credit Facility.
Our operating and financial results are substantially dependent on our ability to maintain or increase existing throughput volumes on our systems. Throughput volumes are affected by changes in the supply of and demand for crude oil and natural gas in the markets served directly or indirectly by our assets. Beginning in the first quarter of 2020, commodity prices declined significantly as a result of macroeconomic factors, including demand impacts due to global disruptions resulting from COVID-19 and supply impacts related to production increases by members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC, oil producing countries, including Russia. In response to these events, U.S. onshore producers have announced plans which could adversely impact our ability to maintain or increase existing throughput volumes, including reductions to capital spending, changes to development plans and delays in production. We cannot predict whether or when crude oil production and economic activities will return to normalized levels. The commodity price environment is expected to remain depressed based on over-supply, decreasing demand and a potential global economic recession, discussed further below. Ultimately, a prolonged period of lower commodity prices may adversely affect our operating results and cash flows through lower throughput volumes on our assets, which could result in future impairment charges. If constraints continue such that storage becomes unavailable to our customers, including Oasis Petroleum, or commodity prices remain depressed, they may be forced or elect to shut-in some or all of their production or delay or discontinue drilling plans, which would result in a further decline in demand for our services. In addition, we generate the majority of our revenues pursuant to fee-based agreements, and producers could seek to amend existing contracts to reduce the volumetric fees we charge.
We routinely evaluate the existence of triggering events which could indicate the carrying amount of our property, plant and equipment may not be recoverable. Impairment indicators include, but are not limited to, sustained decreases in commodity prices, a decline in customer well results and lower throughput forecasts, changes in customer development plans and/or increases in construction or operating costs. We determined that lower forecasted throughput volumes, resulting from changes to customers’ development plans due to expected sustained significant decreases in commodity prices, which began during the first quarter of 2020, was an impairment indicator and completed a Step 1 impairment analysis by comparing the undiscounted future cash flows to the carrying amounts for each of our crude oil, natural gas, freshwater and produced and flowback water asset groups in the Williston Basin and the Delaware Basin. We determined the carrying amounts of our crude oil and freshwater asset groups in the Williston Basin and our crude oil and produced and flowback water asset groups in the Delaware Basin were not recoverable and recorded impairment charges of $101.8 million (see Item 1. “Financial Statements (Unaudited) — Note 6 — Property, Plant and Equipment”). If commodity prices continue to decline or remain at depressed levels for a prolonged period of time, if there are shut-ins of production from our customers’ existing producing wells or if there are significant changes in the future development plans of our customers, including Oasis Petroleum, to the extent they affect our operations, such circumstances may necessitate assessment of the carrying amount of our affected assets for recoverability and may result in additional impairment charges in the future. If the United States oil and gas industry continues to experience an imbalance of supply and demand as it endured during the first quarter of 2020, it is likely that our operations will be so affected and future impairment charges will be incurred.

COVID-19
On March 13, 2020, the United States declared the COVID-19 pandemic a national emergency, and several states, including Texas, North Dakota and Montana, and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These containment measures, while aiding in the prevention of further outbreak of COVID-19, have resulted in a severe drop in energy demand and general economic activity. To the extent COVID-19 continues or worsens, governments may impose additional similar restrictions. We have taken, and continue to take, proactive steps to manage any disruption in our business caused by COVID-19. For instance, even though our operations were not required to close, we were early adopters in employing a work-from-home system and have deployed additional safety protocols at our operating sites in order to keep our employees and contractors safe and to keep our operations running without material disruption.
The rapid and unprecedented decreases in energy demand have impacted certain elements of our distribution channels. We are also experiencing impacts from downstream markets, as certain pipelines no longer have the ability to transport production as refineries reduce activity or exercise force majeure clauses. Additionally, inventory surpluses have overwhelmed U.S. storage capacity, leading to a further strain on the supply chain. The constraints to the supply chain could force our customers, including Oasis Petroleum, to shut in production of certain U.S. onshore wells in the future, which would result in a further decline in demand for our services.
Due to a combination of the foregoing COVID-19 pandemic-related pressures and geopolitical pressures on the global supply and demand balance for crude oil and related products, commodity prices have significantly declined in recent months. In response, we have revised our planned capital program for 2020 and will continue to evaluate our level of capital spending throughout the year. Please see “Cash flows used in investing activities — 2020 Revised Capital Program” below for a further description of our revised 2020 capital program.
Highlights:
Significant financial and operating results for the three months ended March 31, 2020 include:
•Net cash from operating activities was $61.7 million. Adjusted EBITDA was $72.9 million and Adjusted EBITDA attributable to the Partnership was $46.4 million. Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.
•Declared the quarterly cash distribution of $0.54 per unit for the first quarter of 2020.
•Natural gas processing volumes were 242.4 MMscfpd, and approximately 30% of these volumes were from third parties.
•Commenced third-party produced water gathering and disposal services in Wild Basin.

The following table summarizes the throughput volumes, operating income (loss), depreciation, amortization and impairment and capital expenditures of each of our DevCos for the three months ended March 31, 2020 and 2019. The amounts shown in the table below are presented on a gross basis.

	Three Months Ended March 31,
	2020	2019

	(In thousands, except throughput volumes)
Bighorn DevCo
Crude oil services volumes (MBopd)	44.0	50.6
Natural gas services volumes (MMscfpd)	242.4	193.0
Operating income	$1,325	$10,564
Depreciation, amortization and impairment	21,644	3,735
Capital expenditures	3,629	6,955
Bobcat DevCo
Crude oil services volumes (MBopd)	33.0	42.5
Natural gas services volumes (MMscfpd)	280.3	241.0
Water services volumes (MBowpd)	61.4	51.2
Operating income	$12,422	$23,914
Depreciation, amortization and impairment	21,343	2,919
Capital expenditures	11,776	34,533
Beartooth DevCo
Water services volumes (MBowpd)	133.4	133.1
Operating income (loss)	$(19,903)	$13,509
Depreciation, amortization and impairment	35,656	2,275
Capital expenditures	(575)	8,955
Panther DevCo
Crude oil services volumes (MBopd)	4.1	0.5
Water services volumes (MBowpd)	30.2	26.2
Operating income (loss)	$(32,060)	$1,295
Depreciation, amortization and impairment	33,321	63
Capital expenditures	9,610	5,665
Oasis Midstream Partners LP
DevCo operating income (loss)	$(38,216)	$49,282
Public company expenses	844	900
Operating income (loss)	(39,060)	48,382
Depreciation, amortization and impairment	111,964	8,992
Equity-based compensation expenses	66	119
Capitalized interest	249	62
Maintenance capital expenditures	2,004	4,390
Expansion capital expenditures	22,436	51,718
Total capital expenditures	24,689	56,170

Items Affecting Comparability
2019 Delaware Acquisition. On November 1, 2019, we entered into an agreement with Oasis Petroleum to acquire certain crude oil gathering and produced and flowback water gathering and disposal assets in the Delaware Basin (the “2019 Delaware Acquisition”). The 2019 Delaware Acquisition was accounted for as a transfer of net assets between entities under common control. As a result, the financial information for the period prior to the effective date of November 1, 2019 has been recast. See Note 2 to our unaudited condensed consolidated financial statements.
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
The following table summarizes our revenues for the periods presented:

	Three Months Ended March 31,
	2020	2019	Change

	(In thousands)
Revenues
Midstream services – Oasis Petroleum	$81,993	$77,063	$4,930
Midstream services – third parties	3,846	1,127	2,719
Product sales – Oasis Petroleum	20,788	15,652	5,136
Product sales – third parties	—	10	(10)
Total revenues	$106,627	$93,852	$12,775

Three months ended March 31, 2020 as compared to three months ended March 31, 2019
Total midstream revenues increased $12.8 million to $106.6 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This increase was driven by a $5.1 million increase in product sales and a $7.7 million increase in service revenues.
The increase in product sales was driven by a $4.2 million increase in natural gas product sales to Oasis Petroleum resulting from an increase in gas volumes supplied from third-party producers. In addition, there was a $0.9 million increase in freshwater product sales due to an increase in freshwater deliveries to Oasis Petroleum for well completions.
The increase in service revenues was driven by a $4.9 million increase in natural gas service revenues due to an increase in natural gas volumes gathered and processed from Oasis Petroleum, coupled with a $2.3 million increase in produced and flowback water service revenues due to the commencement of third-party produced water gathering and disposal services in Wild Basin. This was offset by a $1.1 million decrease in crude oil service revenues due to fewer crude oil volumes gathered and transported in Wild Basin.

Operating expenses and other expenses
The following table summarizes our operating expenses and other expenses for the periods presented:

	Three Months Ended March 31,
	2020	2019	Change

	(In thousands)
Operating expenses
Costs of product sales	$8,432	$8,065	$367
Operating and maintenance	16,840	19,690	(2,850)
Depreciation and amortization	10,197	8,991	1,206
Impairment	101,767	—	101,767
General and administrative	8,451	8,723	(272)
Total operating expenses	145,687	45,469	100,218
Operating income (loss)	(39,060)	48,383	(87,443)
Other expenses
Interest expense, net of capitalized interest	(30,257)	(3,969)	(26,288)
Other income (expense)	(42)	—	(42)
Total other expenses, net	(30,299)	(3,969)	(26,330)
Net income (loss)	(69,359)	44,414	(113,773)
Less: Net income attributable to Delaware Predecessor	—	1,075	(1,075)
Less: Net income attributable to non-controlling interests	2,040	21,796	(19,756)
Net income (loss) attributable to Oasis Midstream Partners LP	(71,399)	21,543	(92,942)
Less: Net income attributable to General Partner	1,008	238	770
Net income (loss) attributable to limited partners	$(72,407)	$21,305	$(93,712)

Three months ended March 31, 2020 as compared to three months ended March 31, 2019
Costs of product sales. Costs of product sales increased $0.4 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase was primarily driven by a $1.0 million increase in freshwater costs due to an increase in the volume of freshwater purchases for deliveries to Oasis Petroleum, offset by a $0.7 million decrease in natural gas product sale costs driven by lower residue gas prices and NGLs prices.
Operating and maintenance. Operating and maintenance expenses decreased $2.9 million to $16.8 million for the three months ended March 31, 2020. The decrease was primarily driven by a $1.5 million decrease in natural gas operating and maintenance expenses due to a reduction in gas processing expenses, coupled with a $1.4 million decrease in crude oil operating and maintenance expenses primarily due to a reduction in crude oil trucking in Wild Basin.
Depreciation and amortization. Depreciation and amortization expenses increased $1.2 million to $10.2 million for the three months ended March 31, 2020. This increase was a result of additional assets placed into service.
Impairment. We recorded impairment charges of $101.8 million for the three months ended March 31, 2020 due to lower forecasted throughput volumes as a result of changes in customers’ development plans due to the significant decline in commodity prices. No impairment charges were recorded for the three months ended March 31, 2019.
General and administrative (“G&A”) expenses. G&A expenses decreased $0.3 million to $8.5 million for the three months ended March 31, 2020. The decrease was primarily a result of a reduction in allocated charges from Oasis Petroleum for G&A services.
Interest expense, net of capitalized interest. Interest expense, net of capitalized interest, increased $26.3 million to $30.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase was primarily due to an additional interest charge of $25.9 million pursuant to the Limited Waiver (defined below in “Liquidity and Capital Resources — Cash flows used in financing activities”).

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from operations and borrowings under our Revolving Credit Facility. We believe cash generated from these sources will be sufficient to meet our short-term working capital needs, long-term capital expenditure requirements and quarterly cash distributions. We expect to fund future expansion capital expenditures and acquisitions primarily through a combination of borrowings under our Revolving Credit Facility and, if necessary, the issuance of additional equity or debt securities. Our primary uses of cash have been for capital expenditures towards our midstream infrastructure, dropdown acquisitions from Oasis Petroleum, distributions to our unitholders, payment of operating costs and interest payments on outstanding debt. We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our unitholders will be funded from cash flows internally generated from our operations. We expect to have adequate liquidity to meet our future cash requirements; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a material adverse effect on our financial position, results of operations or cash flows, as well as our ability to access sources of capital. Please see Part II. Item 1A. “Risk Factors” for more information regarding such risks.
Oasis Petroleum has expressed substantial doubt about its ability to continue to operate as a going concern. We are largely dependent on Oasis Petroleum as our most significant customer, and the impact of financial distress at Oasis Petroleum could have a material adverse effect on our results of operations. We believe we will continue to provide midstream services pursuant to our commercial agreements with Oasis Petroleum, and we expect to have sufficient liquidity to meet our obligations as they come due during the next twelve months. We do not have any near-term debt maturities, as our Revolving Credit Facility matures on September 25, 2022, and there are not any cross-acceleration or cross-default provisions between the Oasis Petroleum credit agreement and our Revolving Credit Facility. We do not expect a violation of any financial covenants contained in our Revolving Credit Facility during the next twelve months.
Our cash flows for the three months ended March 31, 2020 and 2019 are presented below:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Net cash provided by operating activities	$61,665	$57,093
Net cash used in investing activities	(31,811)	(55,403)
Net cash used in financing activities	(10,121)	(3,080)
Increase (decrease) in cash and cash equivalents	$19,733	$(1,390)
Cash flows provided by operating activities
Net cash provided by operating activities was $61.7 million and $57.1 million for the three months ended March 31, 2020 and 2019, respectively. The $4.6 million increase in cash flows from operating activities for the three months ended March 31, 2020, as compared to 2019, was primarily due to higher net income, offset by an increase in working capital.
Working capital. Our working capital fluctuates primarily as a result of changes in accrued revenues and accrued operating costs and capital expenditures. As of March 31, 2020, we had a working capital balance of $13.9 million. As of March 31, 2020, we had $109.7 million of liquidity available, including $23.9 million in cash and cash equivalents and $85.8 million in unused borrowing capacity on our Revolving Credit Facility. Our Revolving Credit Facility matures on September 25, 2022. We expect to have adequate liquidity to meet our future working capital requirements; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a material adverse effect on our financial position, results of operations or cash flows.
Cash flows used in investing activities
Net cash used in investing activities was $31.8 million and $55.4 million for the three months ended March 31, 2020 and 2019, respectively. The $23.6 million decrease in net cash used in investing activities for the three months ended March 31, 2020, as compared to 2019, was primarily attributable to a reduction in capital spending on midstream infrastructure in Wild Basin.

Capital expenditures.
Our capital expenditures are summarized in the following table, on a gross and net basis, for the period presented:

	Three Months Ended March 31, 2020

	(In thousands)
Capital expenditures	Gross	Net
Maintenance capital expenditures	$2,004	$1,433
Expansion capital expenditures	22,436	15,566
Capitalized interest	249	249
Total capital expenditures (1)	$24,689	$17,248
___________________
(1)Capital expenditures reflected in the table above differ from capital expenditures shown in the statement of cash flows in our unaudited condensed consolidated financial statements because amounts reflected in the table above include changes in accrued capital expenditures from the previous reporting period, while amounts presented in the statements of cash flows are presented on a cash basis.
Our capital expenditures by DevCo are summarized in the following table, on a gross and net basis, for the period presented:

		Three Months Ended March 31, 2020

		(In thousands)
DevCos	OMP Ownership(2)	Gross	Net
Bighorn DevCo	100%	$3,629	$3,629
Bobcat DevCo	35.3%	11,776	4,163
Beartooth DevCo(3)	70%	(575)	(403)
Panther DevCo	100%	9,610	9,610
OMP Operating	100%	249	249
Total(1)		$24,689	$17,248
___________________
(1)Capital expenditures reflected in the table above differ from capital expenditures shown in the statements of cash flows in our unaudited condensed consolidated financial statements because amounts reflected in the table above include changes in accrued capital expenditures from the previous reporting period, while amounts presented in the statements of cash flows are presented on a cash basis.
(2)Ownership interest as of March 31, 2020.
(3)Reflects immaterial differences between the estimated capital expenditures accrued in a reporting period and actual capital expenditures recognized in a subsequent reporting period.
2020 Revised Capital Program. We have revised our planned capital program as a result of current market conditions, including changes to our customers’ development plans in response to significant decreases in commodity prices. Our revised 2020 capital program, excluding acquisitions, will accommodate a gross capital expenditure level of approximately $35.0 million to $40.0 million, with approximately $22.2 million to $26.5 million attributable to the Partnership. We expect to spend approximately 6% to 8% of EBITDA for maintenance capital expenditures, which is included in our total capital expenditure program. We will continue to evaluate the level of capital spending throughout the year based on the following factors, among others:
•pace of our customers’ development;
•operating and construction costs;
•our ability to achieve material supplier price reductions;
•indebtedness levels; and
•impact of new laws and regulations on our business practices.
We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and borrowings under our Revolving Credit Facility.

Cash flows used in financing activities
Net cash used in financing activities was $10.1 million for the three months ended March 31, 2020 and $3.1 million for the three months ended March 31, 2019. The $7.0 million decrease in net cash from financing activities was primarily attributable to a $4.0 million increase in distributions to non-controlling interests, a $3.9 million increase in distributions to unitholders, offset by a $2.0 million increase in net borrowings under our Revolving Credit Facility.
Revolving Credit Facility. The aggregate amount of commitments under the Revolving Credit Facility was $575.0 million as of March 31, 2020. The Revolving Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures. At March 31, 2020, we had $487.5 million of borrowings outstanding under the Revolving Credit Facility and an outstanding letter of credit of $1.7 million. At March 31, 2020, the weighted average interest rate related to outstanding borrowings under the Revolving Credit Facility was 2.9%. The unused borrowing capacity on the Revolving Credit Facility was $85.8 million as of March 31, 2020.
The Revolving Credit Facility also requires the Partnership to maintain the following financial covenants as of the end of each fiscal quarter:
Consolidated Total Leverage Ratio: Prior to the date on which one or more of the credit parties have issued an aggregate principal amount of at least $150.0 million of senior notes (as permitted under the Revolving Credit Facility) (such date the “Covenant Changeover Date”) and commencing with the fiscal quarter ended December 31, 2017, the Partnership and OMP Operating’s ratio of Total Debt to EBITDA (each as defined in the Revolving Credit Facility) on a quarterly basis may not exceed 4.50 to 1.00 (or during an acquisition period (as defined in the Revolving Credit Facility), 5.00 to 1.00). On a quarterly basis following the Covenant Changeover Date, the Partnership and OMP Operating’s ratio of Total Debt to EBITDA may not exceed 5.25 to 1.00.
Consolidated Senior Secured Leverage Ratio: On a quarterly basis, commencing with the date the Covenant Changeover Date occurs, the Partnership and OMP Operating’s ratio of Consolidated Senior Secured Funded Debt to EBITDA (each as defined in the Revolving Credit Facility) may not exceed 3.75 to 1.00.
Consolidated Interest Coverage Ratio: On a quarterly basis prior to the Covenant Changeover Date and commencing with the fiscal quarter ended December 31, 2017, the Partnership and OMP Operating’s ratio of EBITDA to Consolidated Interest Expense (each as defined in the Revolving Credit Facility) may not be less than 3.00 to 1.00 and on a quarterly basis following the Covenant Changeover Date, the Partnership and OMP Operating’s ratio of EBITDA to Consolidated Interest Expense may not be less than 2.50 to 1.00.
The Partnership was in compliance with the covenants under the Revolving Credit Facility at March 31, 2020, except as follows:
As a result of ongoing internal oversight processes, we identified that a Control Agreement (as defined in the Revolving Credit Facility) had not been executed for a certain bank account (the “JPM Account”) held at JPMorgan Chase Bank, N.A. (“JPMorgan”), who is a lender under the Revolving Credit Facility. The Control Agreement serves to establish a lien in favor of the lenders under the Revolving Credit Facility with respect to the JPM Account. On May 11, 2020, we executed a Control Agreement with both the Administrative Agent and JPMorgan, thereby completing the documentation required under the Revolving Credit Facility. Despite the Control Agreement’s execution, the failure to have had it in place before the JPM Account was initially funded with cash represents a past Event of Default (as defined in the Revolving Credit Facility). On May 15, 2020, we entered into a limited waiver (the “Limited Waiver”) of this past Event of Default with the Majority Lenders (as defined in the Revolving Credit Facility), which provides forbearance of additional interest owed arising from this past Event of Default until the earlier of (i) November 10, 2020 and (ii) an Event of Default. Pursuant to the Limited Waiver, we recorded an additional interest charge of $25.9 million in the unaudited condensed consolidated financial statements as of March 31, 2020. Additionally, the Limited Waiver excludes the additional interest from the Consolidated Interest Coverage Ratio.

Cash Distributions
On May 18, 2020, the Board of Directors of the General Partner declared the quarterly distribution for the first quarter of 2020 of $0.54 per unit. This distribution will be payable on June 8, 2020 to unitholders of record as of May 28, 2020. In addition, the General Partner will receive a cash distribution of $1.0 million attributable to the incentive distribution rights related to earnings for the first quarter of 2020.
As we continue to adjust our outlook for estimated impacts of an economic downturn resulting from COVID-19 and unfavorable commodity demand and prices, we could reevaluate our cash distributions to help preserve flexibility and maintain balance sheet strength. The Board of Directors of our General Partner may change our cash distribution policy at any time, and we do not have a legal or contractual obligation to pay cash distributions quarterly or on any other basis or at our minimum quarterly distribution rate.

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
The following table presents a reconciliation of the GAAP financial measure of interest expense, net of capitalized interest, to the non-GAAP financial measure of Cash Interest for the periods presented:

	Three Months Ended March 31,
	2020(1)	2019

	(In thousands)
Interest expense, net of capitalized interest	$30,257	$3,969
Capitalized interest	249	62
Amortization of deferred financing costs	(271)	(191)
Cash Interest	30,235	3,840
Less: Cash Interest attributable to Delaware Predecessor	—	(248)
Less: Cash Interest attributable to non-controlling interests(2)	(3)	(2)
Cash Interest attributable to Oasis Midstream Partners LP	$30,232	$3,590
__________________
(1)For the three months ended March 31, 2020, each of interest expense, Cash Interest and Cash Interest attributable to Oasis Midstream Partners LP includes an additional interest charge of $25.9 million pursuant to the Limited Waiver.
(2)Amounts represent Cash Interest attributable to non-controlling interests associated with finance leases.
Adjusted EBITDA
Adjusted EBITDA is defined as earnings (loss) before interest expense (net of capitalized interest), income taxes, depreciation, amortization, impairment, equity-based compensation expenses and other similar non-cash adjustments. Adjusted EBITDA attributable to Oasis Midstream Partners LP is defined as Adjusted EBITDA less Adjusted EBITDA attributable to Oasis Petroleum’s retained interests in two of the Partnership’s DevCos, Bobcat DevCo and Beartooth DevCo. Adjusted EBITDA should not be considered an alternative to net income (loss), net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Management believes that the presentation of Adjusted EBITDA provides information useful to investors and analysts for assessing the Partnership’s results of operations, financial performance and the Partnership’s ability to generate cash from its business operations without regard to the Partnership’s financing methods or capital structure, coupled with the Partnership’s ability to maintain compliance with its debt covenants. The GAAP measures most directly comparable to Adjusted EBITDA are net income (loss) and net cash provided by operating activities.

Distributable Cash Flow
Distributable Cash Flow is defined as Adjusted EBITDA attributable to Oasis Midstream Partners LP less Cash Interest attributable to Oasis Midstream Partners LP and maintenance capital expenditures attributable to Oasis Midstream Partners LP. Distributable Cash Flow should not be considered an alternative to net income (loss), net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Management believes that the presentation of Distributable Cash Flow provides information useful to investors and analysts for assessing the Partnership’s results of operations, financial performance and the Partnership’s ability to generate cash from its business operations without regard to the Partnership’s financing methods or capital structure, coupled with the Partnership’s ability to make distributions to its unitholders. The GAAP measures most directly comparable to Distributable Cash Flow are net income (loss) and net cash provided by operating activities.
The following table presents reconciliations of the GAAP financial measures of net income (loss) and net cash provided by operating activities to the non-GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow for the periods presented:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Net income (loss)	$(69,359)	$44,414
Depreciation and amortization	10,197	8,991
Impairment	101,767	—
Equity-based compensation expense	66	119
Interest expense, net of capitalized interest	30,257	3,969
Adjusted EBITDA	72,928	57,493
Less: Adjusted EBITDA attributable to Delaware Predecessor	—	1,358
Less: Adjusted EBITDA attributable to non-controlling interests	26,538	24,647
Adjusted EBITDA attributable to Oasis Midstream Partners LP	46,390	31,488
Less: Cash Interest attributable to Oasis Midstream Partners LP	30,232	3,590
Less: Maintenance capital expenditures attributable to Oasis Midstream Partners LP	1,433	1,667
Distributable Cash Flow attributable to Oasis Midstream Partners LP(1)	$14,725	$26,231

Net cash provided by operating activities	$61,665	$57,093
Interest expense, net of capitalized interest	30,257	3,969
Changes in working capital	(18,723)	(3,377)
Other non-cash adjustments	(271)	(192)
Adjusted EBITDA	72,928	57,493
Less: Net income attributable to Delaware Predecessor	—	1,358
Less: Adjusted EBITDA attributable to non-controlling interests	26,538	24,647
Adjusted EBITDA attributable to Oasis Midstream Partners LP	46,390	31,488
Less: Cash Interest attributable to Oasis Midstream Partners LP	30,232	3,590
Less: Maintenance capital expenditures attributable to Oasis Midstream Partners LP	1,433	1,667
Distributable Cash Flow attributable to Oasis Midstream Partners LP(1)	$14,725	$26,231
__________________
(1)For the three months ended March 31, 2020, Distributable Cash Flow attributable to Oasis Midstream Partners LP is reduced by an additional interest charge of $25.9 million pursuant to the Limited Waiver.

Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into various commitment agreements and other contractual obligations, some of which are not recognized in our condensed consolidated financial statements, in accordance with GAAP. As of March 31, 2020, our material off-balance sheet arrangements and transactions include a $1.7 million outstanding letter of credit issued under our Revolving Credit Facility (see Item 1. “Financial Statements (Unaudited) — Note 7 — Long Term Debt”). See Note 9 to our unaudited condensed consolidated financial statements for a description of our commitments and contingencies.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2019 Annual Report other than as disclosed in Note 2 to our unaudited condensed consolidated financial statements.
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
Concentration of customer credit risk. We are dependent on Oasis Petroleum as our most significant customer, and we expect to derive a substantial majority of our revenues from Oasis Petroleum for the foreseeable future. As a result, any event, whether in our dedicated areas or otherwise, that adversely affects Oasis Petroleum’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Further, we are subject to the risk of non-payment or non-performance by Oasis Petroleum. We cannot predict the extent to which Oasis Petroleum’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Oasis Petroleum’s ability to execute its drilling and development program or to perform under our agreements. Any material non-payment or non-performance by Oasis Petroleum could reduce our ability to make distributions to our unitholders. We did not experience any significant defaults on accounts receivable for the three months ended March 31, 2020. Please see Part II. Item 1A. “Risk Factors” for more information regarding credit risk of our customers.
Commodity price risk. We have limited direct exposure to risks associated with fluctuating commodity prices due to the nature of our business and our long-term, fixed-fee arrangements with Oasis Petroleum. However, to the extent that our future contractual arrangements with Oasis Petroleum or third parties do not provide for fixed-fee structures, we may become subject to commodity price risk. Additionally, as a substantial portion of our revenues are derived from Oasis Petroleum, we will be indirectly subject to risks associated with fluctuating commodity prices to the extent that lower commodity prices adversely affect Oasis Petroleum’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows. As further described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the commodity price environment is expected to remain depressed based on over-supply and decreasing demand of crude oil and related products. We cannot predict whether or when crude oil production and economic activities will return to normalized levels. Please see Part II, Item 1A. “Risk Factors” for more information regarding commodity price risks.
Interest rate risk. We have a Revolving Credit Facility which provides for an aggregate commitment amount of $575.0 million as of March 31, 2020. At March 31, 2020, we had $487.5 million of borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the Revolving Credit Facility) or (ii) with respect to ABR Loans (as defined in the Revolving Credit Facility), the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (c) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the Revolving Credit Facility). The applicable margin for borrowings under the Revolving Credit Facility is based on the Partnership’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%.
At March 31, 2020, the outstanding borrowings under our Revolving Credit Facility bore interest at the London Interbank Offered Rate plus a 1.75% margin, excluding impacts of an additional interest charge pursuant to the Limited Waiver. We do not currently, but may in the future, utilize interest rate derivatives to reduce interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our Revolving Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at March 31, 2020.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 13, 2020, Mirada filed a seventh amended petition that did not assert any new causes of action and did not add any new parties. Mirada did add an allegation that Oasis Petroleum breached its implied duty of good faith and fair dealing with respect to certain contracts.
On April 30, 2020, Mirada abandoned its prior claims related to overstating the estimated costs of proposed well operations in Wild Basin. At this point, it is unclear what impact this has on damages because Mirada asserts that its information and failure to consult and obtain consent claims result in the same damages as its abandoned estimated costs claim.
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
Discovery is ongoing, and each of the parties has made a number of procedural filings and motions, and additional filings and motions can be expected over the course of the claim. Trial is scheduled for October 2020. Neither the Partnership nor Oasis Petroleum can predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to the Partnership’s or Oasis Petroleum’s interests, or if the Partnership or Oasis Petroleum were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on the Partnership's business, financial condition, results of operations and cash flows. Such an adverse determination could materially impact Oasis Petroleum’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in Oasis Petroleum’s midstream operations could materially reduce the interests of Oasis Petroleum and the Partnership in the Partnership’s current assets and future midstream opportunities and related revenues in Wild Basin. Under the Omnibus Agreement the Partnership entered into with Oasis Petroleum in connection with the closing of the initial public offering, Oasis Petroleum agreed to indemnify the Partnership for any losses resulting from this litigation. However, the Partnership cannot guarantee that such indemnity will fully protect the Partnership from the adverse consequences of any adverse ruling.
Solomon litigation. On or about August 28, 2019, Oasis Petroleum LLC, a wholly-owned subsidiary of Oasis Petroleum (“OP LLC”), was named as a defendant in the lawsuit styled Andrew Solomon, on behalf of himself and those similarly situated vs. Oasis Petroleum LLC, pending in the United States District Court for the District of North Dakota. The lawsuit alleged violations of the federal Fair Labor Standards Act (the “FLSA”) and Title 29 of the North Dakota Century Code (“Title 29”) as the result of OP LLC’s alleged practice of paying the plaintiff and similarly situated current and former employees overtime at rates less than required by applicable law, or failing to pay for certain overtime hours worked. The lawsuit requested that: (i) its federal claims be advanced as a collective action, with a class of all operators, technicians, and all other employees in substantially similar positions employed by OP LLC who were paid hourly for at least one week during the three-year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or eight or more hours on at least one workday; and (ii) its state claims be advanced as a class action, with a class of all operators, technicians, and all other employees in substantially similar positions employed by OP LLC in North Dakota during the two-year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or worked eight or more hours in a day on at least one workday. No motion has been filed for class certification, and the Partnership cannot predict whether such motion will be filed or a class certified.
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
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our 2019 Annual Report. Other than as described below, there have been no material changes in our risk factors from those described in our 2019 Annual Report.
Events outside of our control, including a pandemic, epidemic or outbreak of an infectious disease, such as the recent global outbreak of COVID-19, have materially adversely affected, and may further materially adversely affect, our business.

We face risks related to pandemics, epidemics, outbreaks or other public health events that are outside of our control, and could significantly disrupt our operations and adversely affect our business and financial condition. For example, the recent global outbreak of COVID-19 has reduced demand for crude oil and natural gas and, consequently the demand for midstream services, because of significantly reduced global and national economic activity. On March 13, 2020, the United States declared the COVID-19 pandemic a national emergency, and several states, including Texas, North Dakota and Montana, and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. To the extent COVID-19 continues or worsens, governments may impose additional similar restrictions.
In addition, the impact of COVID-19 or other public health events may adversely affect our operations or the health of our workforce and the workforces of our customers and service providers by rendering employees or contractors unable to work or unable to access our and their facilities for an indefinite period of time. There can be no assurance that our personnel will not be impacted by these pandemic diseases or ultimately lead to a reduction in our workforce productivity or increased medical costs or insurance premiums as a result of these health risks.
Further, the technology required for the corresponding transition to remote work increases our vulnerability to cybersecurity threats, including threats to gain unauthorized access to sensitive information or to render data or systems unusable, the impact of which may have material adverse effects on our business and operations. See “Item 1A. Risk Factors — Risks Related to Our Business — A cyber incident could result in information theft, data corruption, operational disruption and/or financial loss” in our Annual Report on Form 10-K for the year ended December 31, 2019.
As the potential impact from COVID-19 is uncertain due to the ongoing and dynamic nature of the circumstances, it is difficult to predict the extent to which it may negatively affect our business, including, without limitation, our operating results, financial position and liquidity, the duration of any potential disruption of our business, how and the degree to which the outbreak may impact our customers, supply chain and distribution network, the health of our employees, the productivity and sustainability of our workforce, our insurance premiums, costs attributable to our emergency measures, payments from customers and uncollectable accounts, limitations on travel, the availability of industry experts and qualified personnel and the market for our securities. Any potential impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could continue to adversely affect global economies and financial markets and result in a persistent economic downturn that could have an adverse effect on the industries in which we and our customers operate and on the demand for our midstream services, our operating results and our future prospects.
Because a substantial majority of our revenue currently is, and over the long term is expected to be, derived from Oasis Petroleum, any development that materially and adversely affects Oasis Petroleum’s operations, financial condition or market reputation could have a material and adverse impact on us.
We are substantially dependent on Oasis Petroleum as our most significant current customer, and we expect to derive a substantial majority of our revenues from Oasis Petroleum for the foreseeable future. As a result of the recent COVID-19 outbreak or other adverse public health developments, including voluntary and mandatory quarantines, travel restrictions and other restrictions, the operations of our customers, including Oasis Petroleum, have and may continue to experience delays or disruptions and temporary suspensions of operations. Any event, whether in our areas of operation or otherwise, including a pandemic event such as COVID-19 and current geopolitical events involving OPEC and other non-OPEC, oil-producing countries, that adversely affects Oasis Petroleum’s production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and distributable cash. Accordingly, we are indirectly subject to the business risks of Oasis Petroleum, including, among others:
•worldwide and regional economic conditions impacting the global supply and demand for crude oil, natural gas and NGLs;
•the actions of OPEC and other non-OPEC, oil-producing countries, including Russia;
•events that impact global market demand, including impacts from global health epidemics and concerns, such as the COVID-19 pandemic, which has reduced and may continue to reduce demand for crude oil, natural gas and NGLs because of reduced economic activity;
•a reduction in or slowing of Oasis Petroleum’s anticipated drilling and production schedule, which would directly and adversely impact demand for our midstream infrastructure;
•shut-in of existing production by Oasis Petroleum in areas dedicated to us, which would adversely affect our throughput volumes and revenues;

•the volatility of crude oil and natural gas prices, which could have a negative effect on the value of Oasis Petroleum’s properties, its drilling programs or its ability to finance its operations;
•the existence of substantial unresolved doubt about the ability of Oasis Petroleum to continue as a going concern;
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
In addition, although Oasis Petroleum has dedicated certain acreage to us under each of our commercial agreements with Oasis Petroleum, these commercial agreements do not contain any material minimum volume commitments. Accordingly, if commodity prices continue to decline or remain at their current levels for a prolonged period, Oasis Petroleum has the ability to substantially reduce its drilling and completion expenditures and/or shut-in existing producing wells, which would decrease our throughput volumes from Oasis Petroleum and related revenue streams under our commercial agreements.
Further, we are subject to the risk of non-payment or non-performance by Oasis Petroleum, including with respect to our long-term contracts for natural gas gathering, compression, processing and gas lift; crude oil gathering, stabilization, blending, storage and transportation; produced and flowback water gathering and disposal; and freshwater distribution. If Oasis Petroleum were to default under any of these contracts, we would have the contractual right to bring suit against Oasis Petroleum to enforce the terms of such contract, and there can be no assurance that we would obtain a recovery, or that any such recovery that would fully compensate us for the consequence of such default. We neither can predict the extent to which Oasis Petroleum’s business would be impacted if conditions in the energy industry continue to deteriorate or continue in their current state for an extended period of time, nor can we estimate the impact such conditions would have on Oasis Petroleum’s ability to execute its drilling and development program or perform under our commercial agreements. Any material non-payment or non-performance by Oasis Petroleum could reduce our ability to make distributions to our unitholders.
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
Any material limitation on our ability to access capital as a result of our relationship with Oasis Petroleum or adverse changes at Oasis Petroleum could limit our ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes at Oasis Petroleum could have a material adverse effect on our unit price, limiting our ability to raise capital through equity issuances or debt financing, or could negatively affect our ability to engage in, expand or pursue our business activities, and could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.
Our exposure to commodity price risk may change over time and we cannot guarantee the terms of any existing or future agreements for our midstream services with third parties or with Oasis Petroleum.
We currently generate the majority of our revenues pursuant to fee-based agreements under which we are paid based on volumetric fees, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows have minimal direct exposure to commodity price risk. However, Oasis Petroleum and our other upstream customers are exposed to commodity price risk, and extended reduction in commodity prices could reduce the future production volumes available for our midstream services below expected levels. Since the beginning of 2020, the price for NYMEX WTI oil futures has ranged from a high of $63.27 per barrel to a low of $(37.63) per barrel, and the price of NYMEX Henry Hub gas futures has ranged from a high of $2.31 per MMBtu to a low of $1.55 per MMBtu. The recent significant decline in crude oil prices has largely been attributable to the recent actions of Saudi Arabia and Russia, which have resulted in substantial increases in the global supply of crude oil. Specifically, in March 2020, Saudi Arabia and Russia failed to agree on a plan to extend production cuts that expired on April 1, 2020 within OPEC and other non-OPEC, oil-producing countries, including Russia. Subsequently,

Saudi Arabia announced plans to increase production to record levels and to reduce the prices at which they sell crude oil. These events, combined with the continued global outbreak of COVID-19, which has significantly impacted both crude oil prices and natural gas prices due to substantially reduced demand for crude oil and natural gas because of reduced global and national economic activity, contributed to a sharp drop in prices for crude oil in the first quarter of 2020. The impact has not been as severe on natural gas prices, but such prices are susceptible to global actions impacting supply and demand.
In April 2020, OPEC announced an agreement among OPEC and other non-OPEC countries, including Russia, to reduce aggregate global production by approximately 10 million barrels a day in May and June of 2020, with gradually decreasing reductions in daily production through the end of 2020. While these cuts in production may offset some of the oversupply of the global crude oil market, crude oil prices have remained low and we cannot predict whether or when crude oil production and global economic activities will return to normalized levels.
Additionally, although we intend to maintain fee-based pricing terms on both new contracts and existing contracts for which prices have not yet been set, our efforts to negotiate such terms may not be successful, which could have a material adverse effect on our business. Furthermore, Oasis Petroleum and our other upstream customers may seek to renegotiate certain terms of our existing commercial agreements, including amendments to reduce the amount of fees that we charge under such agreements. If the current distressed nature of the global economy, and specific pressure on the crude oil and natural gas sector, causes us to have to accept fee reductions or other concessions in order to keep these contracts in place, such concessions may nonetheless have a material adverse effect on our revenues and distributable cash flows.
Restrictions in our Revolving Credit Facility could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
Our Revolving Credit Facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:
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
In addition, our Revolving Credit Facility contains a condition to borrowing and a representation that no material adverse effect has occurred, which includes, among other things, a material adverse change in, or material adverse effect on the business, operations, property or condition (financial or otherwise) of us or our wholly-owned subsidiaries. If a material adverse effect were to occur, we would not be able to borrow under our credit facility and circumstances may arise that could lead to an event of default under the provisions of the Revolving Credit Facility, which could cause all of our existing indebtedness to become immediately due and payable.
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
Midstream infrastructure assets require special equipment and laborers skilled in multiple disciplines, such as equipment operators, mechanics and engineers, among others. Our reliance on skilled employees and independent contractors exposes us to the possibility of delay or interruption of our operations because of COVID-19. It is impossible to predict the effect of the continued spread, or fear of continued spread, of COVID-19 globally. Should COVID-19 continue to spread globally or within the U.S., our business, financial condition and results of operations could be materially and adversely impacted because it could result in a loss of available, skilled contractors or services. If we experience shortages of necessary equipment or skilled labor in the future, our labor and equipment costs and overall productivity could be materially and adversely affected. If our equipment or labor prices increase or if we experience materially increased health and benefit costs for employees, our results of operations could be materially and adversely affected.
The loss of key personnel could adversely affect our ability to operate.
We depend on the services of a relatively small group of our General Partner’s and Oasis Petroleum’s senior management and technical personnel. The public health concerns posed by COVID-19 could pose a risk to these key personnel and may render these individuals unable to work or travel. The extent to which COVID-19 may impact these key personnel, and subsequently our business, cannot be predicted at this time. We continue to monitor the situation, have actively implemented policies and practices to address the situation, and may adjust our current policies and practices as more information and guidance become available. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals. Because competition for experienced personnel in the industry is intense, we may not be able to find acceptable replacements with comparable skills and experience. The loss of the services of our General Partner’s or Oasis Petroleum’s senior management or technical personnel could have a material adverse effect on our business, financial condition and results of operations.
Contracts with customers are subject to additional risk in the event of a bankruptcy proceeding.
To the extent any of our customers, including Oasis Petroleum, are in financial distress or commence bankruptcy proceedings, our contracts with them, including provisions relating to dedications of production, may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. If a contract with a customer is altered or rejected in bankruptcy proceedings, we could lose some or all of the expected revenues associated with that contract, which could cause the market price of our common units to decline. This may be exacerbated in the future as the COVID-19 outbreak and the governmental responses thereto continue. These factors, combined with volatile prices of crude oil and natural gas may precipitate a continued economic slowdown and/or a recession. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad continues to deteriorate, demand for crude oil, natural gas and related products could further diminish, which will impact the demand for our customers’ products and therefore negatively affect our customers’ results of operations, liquidity and financial condition, resulting in significant financial distress for our customers.
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
On May 1, 2020, Northern Border Pipeline Company (“Northern Border”) submitted a tariff filing to the FERC in Docket No. RP20-859 proposing to modify the gas quality provisions of its FERC Gas Tariff to, among other things, establish a Btu safe harbor upper limit of 1,100 Btu per cubic foot, and when necessary, allow Northern Border to post an upper Btu limit if Northern Border is unable to blend gas receipts to achieve an overall heat content level of no higher than 1,100 Btu. Any changes to gas quality specification requirements on Northern Border must be approved by the FERC and we do not know at this time what, if any, impact the final gas quality specifications requirements will have on the Partnership. However, changes to the gas quality specification on Northern Border, a pipeline downstream of our natural gas processing plants, may impact gas processing requirements at our natural gas processing plants, and costs associated with additional processing may impact the Partnership’s economics.

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

OASIS MIDSTREAM PARTNERS LP
By: OMP GP LLC, its general partner
Date:	May 18, 2020	By:	/s/ Taylor L. Reid
Taylor L. Reid
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Richard N. Robuck
Richard N. Robuck
Senior Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)