Form 10-Q
period 2020-06-30
Oasis Midstream Partners LP
filed 2020-08-05
CIK 1652133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

At July 31, 2020, there were 33,811,366 units representing limited partner interests (consisting of 20,061,366 common units and 13,750,000 subordinated units) outstanding.

OASIS MIDSTREAM PARTNERS LP

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2020	December 31, 2019

	(In thousands, except unit data)
ASSETS
Current assets
Cash and cash equivalents	$27,141	$4,168
Accounts receivable	7,448	5,969
Accounts receivable – Oasis Petroleum	51,518	77,571
Inventory	7,608	—
Prepaid expenses	2,697	1,923
Other current assets	1,674	138
Total current assets	98,086	89,769
Property, plant and equipment	1,182,552	1,155,503
Less: accumulated depreciation, amortization and impairment	(222,771)	(98,982)
Total property, plant and equipment, net	959,781	1,056,521
Operating lease right-of-use assets	3,709	5,207
Other assets	2,616	3,172
Total assets	$1,064,192	$1,154,669

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$843	$2,478
Accounts payable – Oasis Petroleum	24,010	27,139
Accrued liabilities	26,399	50,210
Accrued interest payable	28,496	508
Current operating lease liabilities	2,524	3,005
Other current liabilities	629	594
Total current liabilities	82,901	83,934
Long-term debt	487,500	458,500
Asset retirement obligations	1,788	1,747
Operating lease liabilities	1,210	2,216
Other liabilities	5,094	3,644
Total liabilities	578,493	550,041
Commitments and contingencies (Note 9)
Equity
Limited partners
Common units (20,061,366 and 20,045,196 issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	167,292	225,339
Subordinated units (13,750,000 units issued and outstanding at June 30, 2020 and December 31, 2019)	26,109	66,005
General Partner	1,027	1,026
Total partners’ equity	194,428	292,370
Non-controlling interests	291,271	312,258
Total equity	485,699	604,628
Total liabilities and equity	$1,064,192	$1,154,669
The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019(1)	2020	2019(1)

	(In thousands, except per unit data)
Revenues
Midstream services – Oasis Petroleum	$56,946	$74,211	$138,939	$151,274
Midstream services – third parties	5,242	1,825	9,088	2,952
Product sales – Oasis Petroleum	3,869	24,348	24,657	40,000
Product sales – third parties	6	19	6	29
Total revenues	66,063	100,403	172,690	194,255
Operating expenses
Costs of product sales	2,215	12,022	10,647	20,087
Operating and maintenance	14,508	17,276	31,348	36,966
Depreciation and amortization	11,881	8,691	22,078	17,682
Impairment	216	—	101,983	—
General and administrative	9,286	7,834	17,737	16,557
Total operating expenses	38,106	45,823	183,793	91,292
Operating income (loss)	27,957	54,580	(11,103)	102,963
Other expenses
Interest expense, net of capitalized interest	(5,186)	(4,330)	(35,443)	(8,299)
Other expenses	(101)	(4)	(143)	(4)
Total other expenses	(5,287)	(4,334)	(35,586)	(8,303)
Net income (loss)	22,670	50,246	(46,689)	94,660
Less: Net income attributable to Delaware Predecessor	—	1,211	—	2,286
Less: Net income attributable to non-controlling interests	10,796	22,837	12,836	44,633
Net income (loss) attributable to Oasis Midstream Partners LP	11,874	26,198	(59,525)	47,741
Less: Net income attributable to General Partner	1,027	491	2,034	729
Net income (loss) attributable to limited partners	$10,847	$25,707	$(61,559)	$47,012
Earnings (loss) per limited partner unit (Note 12)
Common units – basic	$0.32	$0.76	$(1.82)	$1.39
Common units – diluted	0.32	0.76	(1.82)	1.39
Weighted average number of limited partners units outstanding (Note 12)
Common units – basic	20,045	20,024	20,043	20,020
Common units – diluted	20,045	20,034	20,043	20,037
__________________
(1)Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 2 to our unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

		Partnership
	Delaware Predecessor	Common Units	Subordinated Units	General Partner	Non-controlling Interests	Total

	(In thousands)
Balance as of December 31, 2019	$—	$225,339	$66,005	$1,026	$312,258	$604,628
Contributions from non-controlling interests	—	—	—	—	6,167	6,167
Distributions to non-controlling interests	—	—	—	—	(25,964)	(25,964)
Distributions to unitholders	—	(10,833)	(7,425)	(1,007)	—	(19,265)
Equity-based compensation	—	66	—	—	—	66
Net income (loss)	—	(42,947)	(29,460)	1,008	2,040	(69,359)
Balance as of March 31, 2020	—	171,625	29,120	1,027	294,501	496,273
Contributions from non-controlling interests	—	—	—	—	309	309
Distributions to non-controlling interests	—	—	—	—	(14,335)	(14,335)
Distributions to unitholders	—	(10,833)	(7,425)	(1,027)	—	(19,285)
Equity-based compensation	—	67	—	—	—	67
Net income	—	6,433	4,414	1,027	10,796	22,670
Balance as of June 30, 2020	$—	$167,292	$26,109	$1,027	$291,271	$485,699

Balance as of December 31, 2018	$6,227	$192,581	$45,937	$112	$312,815	$557,672
Delaware Predecessor capital contributions, net(1)	4,902	—	—	—	—	4,902
Contributions from non-controlling interests	—	—	—	—	2,532	2,532
Distributions to non-controlling interests	—	—	—	—	(21,922)	(21,922)
Distributions to unitholders	—	(9,020)	(6,188)	(112)	—	(15,320)
Equity-based compensation	—	119	—	—	—	119
Other	—	2,881	(79)	—	(2,977)	(175)
Net income(1)	1,075	12,630	8,675	238	21,796	44,414
Balance as of March 31, 2019	12,204	199,191	48,345	238	312,244	572,222
Delaware Predecessor capital contributions, net(1)	2,529	—	—	—	—	2,529
Contributions from non-controlling interests	—	—	—	—	1,709	1,709
Distributions to non-controlling interests	—	—	—	—	(21,659)	(21,659)
Distributions to unitholders	—	(9,421)	(6,463)	(238)	—	(16,122)
Equity-based compensation	—	100	—	—	—	100
Other	—	(102)	(115)	—	—	(217)
Net income(1)	1,211	15,241	10,466	491	22,837	50,246
Balance as of June 30, 2019	$15,944	$205,009	$52,233	$491	$315,131	$588,808
__________________
(1)Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 2 to our unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019(1)

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(46,689)	$94,660
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,078	17,682
Impairment	101,983	—
Equity-based compensation expenses	133	219
Deferred financing costs amortization and other	541	417
Working capital and other changes:
Change in accounts receivable	24,575	(2,747)
Change in inventory	(7,637)	—
Change in prepaid expenses	(774)	150
Change in accounts payable and accrued liabilities	18,915	5,722
Change in other assets and liabilities, net	20	(399)
Net cash provided by operating activities	113,145	115,704
Cash flows from investing activities:
Capital expenditures	(46,740)	(141,868)
Net cash used in investing activities	(46,740)	(141,868)
Cash flows from financing activities:
Capital contributions from Delaware Predecessor, net	—	7,431
Capital contributions from non-controlling interests	6,476	4,241
Distributions to non-controlling interests	(40,299)	(43,581)
Distributions to unitholders	(38,550)	(31,442)
Deferred financing costs	—	(440)
Proceeds from revolving credit facility	29,000	95,000
Principal payments on revolving credit facility	—	(5,000)
Other	(59)	(448)
Net cash provided by (used in) financing activities	(43,432)	25,761
Increase (decrease) in cash and cash equivalents	22,973	(403)
Cash:
Beginning of period	4,168	6,649
End of period	$27,141	$6,246
Supplemental non-cash transactions:
Change in accrued capital expenditures	$(19,502)	$(2,046)
Change in asset retirement obligations	40	63
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
As of June 30, 2020, the Partnership’s assets and ownership interests in the DevCos were as follows:

DevCo	Areas Served	Service Lines	Partnership Ownership

Bighorn DevCo	Wild Basin	–Natural gas processing –Crude oil stabilization –Crude oil blending –Crude oil and natural gas liquids storage –Crude oil transportation	100.0%
Bobcat DevCo	Wild Basin	–Natural gas gathering –Natural gas compression –Gas lift –Crude oil gathering –Produced and flowback water gathering –Produced and flowback water disposal	35.3%
Beartooth DevCo	Alger Cottonwood Hebron Indian Hills Red Bank Wild Basin	–Produced and flowback water gathering –Produced and flowback water disposal –Freshwater supply and distribution	70.0%
Panther DevCo	Delaware Basin	–Crude oil gathering –Produced and flowback water gathering –Produced and flowback water disposal	100%
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
The Partnership is not a taxable entity for United States federal income tax purposes and is not subject to income tax in the majority of states in which the Partnership operates. As taxes are generally borne by its partners through the allocation of taxable income, the Partnership does not record deferred taxes related to the aggregate difference in the basis of its assets for financial and tax reporting purposes. The Partnership is subject to a Texas margin tax due to its operations in the Delaware Basin and recorded a de minimis state income tax provision for the three and six months ended June 30, 2020.

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
2019 Delaware Acquisition. On November 1, 2019, the Partnership entered into an agreement with Oasis Petroleum, pursuant to which Oasis Petroleum, through OMS (the “Delaware Predecessor”), agreed to assign to Panther DevCo, certain crude oil gathering and produced and flowback water gathering and disposal assets in the Delaware Basin (the “2019 Delaware Acquisition”). The 2019 Delaware Acquisition was accounted for as a transfer of net assets between entities under common control. As a result, the unaudited condensed consolidated financial statements for the period prior to the effective date of November 1, 2019 have been recast. These unaudited condensed consolidated financial statements include the results of the Delaware Predecessor for the three and six months ended June 30, 2019, which were prepared from Oasis Petroleum’s historical cost-basis accounts and may not necessarily be indicative of the actual results had the Partnership owned the assets during the reported periods.
Consolidation
The Partnership’s condensed consolidated financial statements include its accounts and the accounts of the DevCos, each of which is controlled by the Partnership through its general partner, OMP GP LLC (the “General Partner”). All intercompany balances and transactions have been eliminated upon consolidation.
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
Non-controlling interests. The non-controlling interests represent OMS’s retained ownership interests in Bobcat DevCo and Beartooth DevCo of 64.7% and 30%, respectively, as of June 30, 2020.
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

As a substantial majority of the Partnership’s revenues are derived from Oasis Petroleum, the Partnership is indirectly subject to risks associated with fluctuating commodity prices to the extent that lower commodity prices adversely affect Oasis Petroleum’s production, drilling schedule or financial condition. The markets for crude oil, natural gas and NGLs have been volatile, especially over the last several months and years. During the six months ended June 30, 2020, crude oil and NGL prices weakened to historical lows as a result of the demand impacts from the global novel coronavirus 2019 (“COVID-19”) pandemic, coupled with the supply impacts from actions of Saudi Arabia and Russia. Oasis Petroleum has expressed substantial doubt about its ability to continue to operate as a going concern. The Partnership is largely dependent on Oasis Petroleum as its most significant customer, and financial distress at Oasis Petroleum could have a material adverse effect on the Partnership’s results of operations.
COVID-19. The Partnership considered the impact of the ongoing COVID-19 pandemic on the assumptions and estimates used by management in the unaudited condensed consolidated financial statements for the reporting periods presented. As a result of lower forecasted throughput volumes driven by the significant decline in commodity prices, the Partnership recognized material asset impairment charges during the six months ended June 30, 2020 (see Note 6 — Property, Plant and Equipment). Management’s estimates and assumptions were based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, heightened by the possibility of unforeseen additional impacts from COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could materially affect amounts reported in the financial statements in the near term.
Significant Accounting Policies
There have been no material changes to the Partnership’s critical accounting policies and estimates from those disclosed in the 2019 Annual Report, other than as noted below.
Financial instruments — credit losses. On January 1, 2020, the Partnership adopted Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology with a methodology that reflects estimated credit losses expected over the life of an exposure and requires consideration of historical data, current market conditions and reasonable and supportable forecasts to develop credit loss estimates. In accordance with ASU 2016-13, the Partnership uses the expected credit loss methodology to measure impairment of financial instruments, including accounts receivable, which may result in earlier recognition of credit losses than under previous GAAP. ASU 2016-13 does not apply to receivables between entities under common control. The adoption of ASU 2016-13 did not have a material impact on the Partnership's financial position, cash flows or results of operations.
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

3. Revenue Recognition
Disaggregation of Revenues
The following table presents revenues associated with contracts with customers for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019(1)	2020	2019(1)

	(In thousands)
Service revenues
Crude oil, natural gas and NGL revenues	$41,112	$45,314	$95,089	$93,932
Produced and flowback water revenues	21,076	30,722	52,938	60,294
Total service revenues	62,188	76,036	148,027	154,226
Product revenues
Crude oil, natural gas and NGL revenues	2,866	16,641	17,302	26,858
Freshwater revenues	1,009	7,726	7,361	13,171
Total product revenues	3,875	24,367	24,663	40,029
Total revenues	$66,063	$100,403	$172,690	$194,255
___________________
(1)Retrospectively adjusted for the transfer of net assets between entities under common control.
Prior Period Performance Obligations
The Partnership records revenue when the performance obligations under the terms of its customer contracts are satisfied. The Partnership measures the satisfaction of its performance obligations using the output method based upon the volume of crude oil, natural gas or water that flow through its systems. In certain cases, the Partnership is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Such differences have historically not been significant. For the three and six months ended June 30, 2020 and 2019, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
Contract Balances
Contract balances are the result of timing differences between revenue recognition, billings and cash collections. Contract assets relate to revenue recognized for accrued deficiency fees associated with minimum volume commitments where the Partnership believes it is probable there will be a shortfall payment and that a significant reversal of revenue recognized will not occur once the related performance period is completed and the customer is billed. Revenue recognized for accrued deficiency fees associated with minimum volume commitments is recorded under midstream services – third parties on the Partnership’s Condensed Consolidated Statement of Operations. Contract liabilities relate to aid in construction payments received from customers, which are recognized as revenue over the expected period of future benefit. The Partnership does not recognize contract assets or contract liabilities under its customer contracts for which invoicing occurs once the Partnership’s performance obligations have been satisfied and payment is unconditional. Contract balances are classified as current or long-term based on the timing of when the Partnership expects to receive cash for contract assets or recognize revenue for contract liabilities. Contract assets are recorded under other current assets on the Partnership’s Condensed Consolidated Balance Sheet. Contract liabilities are recorded under other current liabilities and other liabilities on the Partnership’s Condensed Consolidated Balance Sheet.

The following table summarizes the changes in contract assets for the six months ended June 30, 2020:

(In thousands)
Balance as of December 31, 2019	$—
Revenue recognized	1,538
Balance as of June 30, 2020	$1,538

The following table summarizes the changes in contract liabilities for the six months ended June 30, 2020:

(In thousands)
Balance as of December 31, 2019	$3,681
Cash received	1,769
Revenue recognized	(295)
Balance as of June 30, 2020	$5,155

Remaining Performance Obligations
The following table presents estimated revenue allocated to remaining performance obligations for contracted revenues that are unsatisfied (or partially satisfied) as of June 30, 2020:

(In thousands)
2020 (excluding six months ended June 30, 2020)	$10,084
2021	17,731
2022	17,862
2023	12,366
2024	11,874
Thereafter	2,768
Total	$72,685
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
4. Transactions with Affiliates
Revenues. The Partnership generates the majority of its revenues through 15-year, fee-based contractual arrangements with wholly-owned subsidiaries of Oasis Petroleum for midstream services as described in Note 1 — Organization and Nature of Operations. In addition, the Partnership sells the residue gas and NGLs recovered from its gas processing plants attributable to its third-party natural gas purchase agreements to Oasis Petroleum to market and sell to non-affiliated purchasers.
Oasis Petroleum has expressed substantial doubt about its ability to continue to operate as a going concern, and financial distress at Oasis Petroleum could have a material adverse effect on the Partnership’s results of operations (See Note 2 — Summary of Significant Accounting Policies — Risks and Uncertainties).
Expenses. Oasis Petroleum provides substantial labor and overhead support to the Partnership pursuant to a 15-year services and secondment agreement. Oasis Petroleum performs centralized corporate, general and administrative services for the Partnership, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, tax and engineering. Oasis Petroleum has also seconded to the Partnership certain of its employees to operate, construct, manage and maintain the

Partnership’s assets. The expenses of executive officers and non-executive employees of Oasis Petroleum are allocated to the Partnership based on the amount of time spent managing its business and operations. The Partnership reimburses Oasis Petroleum for direct and allocated general and administrative expenses incurred by Oasis Petroleum for the provision of these services. The Partnership’s general and administrative expenses includes $8.1 million and $7.0 million from affiliate transactions with Oasis Petroleum for the three months ended June 30, 2020 and 2019, respectively, and $15.7 million and $14.8 million from affiliate transactions with Oasis Petroleum for the six months ended June 30, 2020 and 2019, respectively.
Additionally, for the periods prior to the 2019 Delaware Acquisition, interest expense was recognized by the Delaware Predecessor related to its funding activity with Oasis Petroleum based on capital expenditures for the period using the weighted average effective interest rate for Oasis Petroleum’s long-term indebtedness. Interest expense, net of capitalized interest, includes $0.1 million and $0.3 million related to the Delaware Predecessor for the three and six months ended June 30, 2019, respectively.
5. Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2020	December 31, 2019

	(In thousands)
Accrued capital costs	$13,603	$33,105
Accrued operating expenses	11,965	12,149
Other accrued liabilities	831	4,956
Total accrued liabilities	$26,399	$50,210

6. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	June 30, 2020	December 31, 2019

	(In thousands)
Pipelines	$534,822	$523,576
Natural gas processing plants	300,832	296,609
Produced and flowback water facilities	124,655	121,797
Compressor stations	184,607	143,276
Other property and equipment	34,264	34,231
Construction in progress	3,372	36,014
Total property, plant and equipment	1,182,552	1,155,503
Less: accumulated depreciation, amortization and impairment	(222,771)	(98,982)
Total property, plant and equipment, net	$959,781	$1,056,521
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
As a result of lower forecasted throughput volumes due to changes in customers’ development plans associated with expected sustained significant decreases in commodity prices, the Partnership reviewed the carrying amounts of its asset groups for recoverability during the first quarter of 2020. The Partnership completed a Step 1 impairment analysis by comparing the undiscounted future cash flows to the carrying amounts for each of its crude oil, natural gas, freshwater and produced and flowback water asset groups in the Williston Basin and the Delaware Basin. During the six months ended June 30, 2020, the Partnership recorded an impairment charge of $101.8 million to reduce the carrying value of its property, plant and equipment to the estimated fair value. In the Williston Basin, the Partnership recorded an impairment charge of $35.8 million related to its crude oil asset group and $33.1 million related to its freshwater asset group. In the Delaware Basin, the Partnership recorded an impairment charge of $17.9 million related to its crude oil asset group and $15.0 million related to its produced and flowback water asset group.

The Partnership determined no impairment indicators existed as of June 30, 2020 and did not record an impairment charge for the three months ended June 30, 2020.
If commodity prices continue to decline or remain at depressed levels for a prolonged period of time, if there are shut-ins of production from customers’ existing producing wells or if there are significant changes in customers’ future development plans, including Oasis Petroleum, to the extent they affect the Partnership’s operations, such circumstances may necessitate assessment of the carrying amount of the Partnership’s affected assets for recoverability and may result in additional impairment charges in the future. In addition, if the United States oil and gas industry continues to experience an imbalance of supply and demand as it endured during the six months ended June 30, 2020, the Partnership’s operations could be adversely affected and future impairment charges could be incurred.
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
7. Long-Term Debt
The Partnership has a revolving credit facility among OMP Operating LLC (“OMP Operating”) as borrower, Wells Fargo Bank, N.A., as Administrative Agent (the “Administrative Agent”) and the lenders party thereto (as amended, the “Revolving Credit Facility”), which matures on September 25, 2022. The Revolving Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures of the Partnership. As of June 30, 2020, the aggregate commitments under the Revolving Credit Facility were $575.0 million.
At June 30, 2020, the Partnership had $487.5 million of borrowings outstanding under the Revolving Credit Facility, at a weighted average interest rate of 1.9% and a de minimis outstanding letter of credit, resulting in an unused borrowing capacity of $87.5 million. At December 31, 2019, the Partnership had $458.5 million of borrowings outstanding under the Revolving Credit Facility, at a weighted average interest rate of 3.8%, and a $1.7 million outstanding letter of credit.
The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%. The fair value of the Revolving Credit Facility approximates book value since borrowings under the Revolving Credit Facility bear interest at rates which are tied to current market rates.
As a result of ongoing internal oversight processes during the six months ended June 30, 2020, the Partnership identified that a Control Agreement (as defined in the Revolving Credit Facility) had not been executed for a certain bank account (the “JPM Account”) held at JPMorgan Chase Bank, N.A. (“JPMorgan”), who is a lender under the Revolving Credit Facility. The Control Agreement serves to establish a lien in favor of the lenders under the Revolving Credit Facility with respect to the JPM Account. On May 11, 2020, the Partnership and OMP Operating executed a Control Agreement with both the Administrative Agent and JPMorgan, thereby completing the documentation required under the Revolving Credit Facility. Despite the Control Agreement’s execution, the failure to have had it in place before the JPM Account was initially funded with cash represented a past Event of Default (as defined in the Revolving Credit Facility). On May 15, 2020, the Partnership entered into a limited waiver (the “Limited Waiver”) of this past Event of Default with the Majority Lenders (as defined in the Revolving Credit Facility), which provides forbearance of additional interest owed arising from this past Event of Default until the earlier of (i) November 10, 2020 and (ii) an Event of Default. Pursuant to the Limited Waiver, the Partnership recorded additional interest charges of $2.1 million and $28.0 million during the three and six months ended June 30, 2020, respectively. The Limited Waiver excludes the additional interest from the calculation of the interest coverage ratio financial covenant. The Partnership was in compliance with the covenants under the Revolving Credit Facility at June 30, 2020.
8. Inventory
Inventory consists primarily of spare parts and equipment related to the Partnership’s midstream infrastructure. Inventory is stated at the lower of cost and net realizable value with cost determined on an average cost method. The Partnership assesses the carrying value of inventory and uses estimates and judgment when making any adjustments necessary to reduce the carrying value to net realizable value. Due to lower market prices, the Partnership recorded a write-down of its inventory of $0.2 million for the three and six months ended June 30, 2020.
The carrying value of the Partnership’s inventory was $7.6 million at June 30, 2020. The Partnership had no inventory at December 31, 2019.

9. Commitments and Contingencies
The Partnership has various contractual obligations in the normal course of its operations. Included below is a description of the Partnership’s various future commitments as of June 30, 2020.
Volume commitment agreements. As of June 30, 2020, the Partnership had certain agreements with an aggregate requirement to either deliver or purchase a minimum quantity of approximately 11.4 million barrels of water and approximately 25.6 million barrels of crude oil, prior to any applicable volume credits, within specified timeframes, all of which are 10 years or less. The estimable future commitments under these agreements were approximately $21.1 million as of June 30, 2020. The commitments under these arrangements are not recorded in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2020.
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
Solomon litigation. On or about August 28, 2019, Oasis Petroleum LLC, a wholly-owned subsidiary of Oasis Petroleum (“OP LLC”), was named as a defendant in the lawsuit styled Andrew Solomon, on behalf of himself and those similarly situated v. Oasis Petroleum, LLC, pending in the United States District Court for the District of North Dakota. The lawsuit alleged violations of the federal Fair Labor Standards Act (the “FLSA”) and Title 29 of the North Dakota Century Code (“Title 29”) as the result of OP LLC’s alleged practice of paying the plaintiff and similarly situated current and former employees overtime at rates less than required by applicable law, or failing to pay for certain overtime hours worked. The lawsuit requested that: (i) its federal claims be advanced as a collective action, with a class of all operators, technicians and all other employees in substantially similar positions employed by OP LLC who were paid hourly for at least one week during the three year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or eight or more hours on at least one workday; and (ii) its state claims be advanced as a class action, with a class of all operators, technicians, and all other employees in substantially similar positions employed by OP LLC in North Dakota during the two year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or worked eight or more hours in a day on at least one workday. No motion has been filed for class certification, and the Partnership cannot predict whether such a motion will be filed or a class certified.
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
10. Equity-Based Compensation
The Oasis Midstream Partners LP 2017 Long Term Incentive Plan (“LTIP”) provides for the grant, at the discretion of the Board of Directors of the General Partner, of options, unit appreciation rights, restricted units, phantom units, and other unit or cash-based awards. The purpose of awards under the LTIP is to provide additional incentive compensation to individuals providing services to the Partnership and to align the economic interests of such individuals with the interests of the Partnership’s unitholders. As of June 30, 2020, the aggregate number of common units that may be issued pursuant to any and all awards under the LTIP was equal to 2,793,360 common units.

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
During the six months ended June 30, 2020, the Partnership granted 16,170 restricted unit awards to certain independent directors at a weighted-average grant date fair value of $16.69 per common unit, which vest over a one year period. The Partnership recorded equity-based compensation expense of $0.1 million for the three and six months ended June 30, 2020 and $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively. Equity-based compensation expense is recorded under general and administrative expenses on the Partnership’s Condensed Consolidated Statements of Operations.
As of June 30, 2020, unrecognized equity-based compensation expense for outstanding restricted unit awards was $0.2 million, which is expected to be recognized over a weighted average period of 0.6 years.
11. Partnership Equity and Distributions
The following table details the distributions paid in respect of each period in which the distributions were earned for the following periods:

				Distributions
				Limited Partners		General Partner
Period	Record Date	Distribution Date	Distribution per limited partner unit	Common units	Subordinated units	IDRs

				(In thousands)
Q1 2019	May 17, 2019	May 29, 2019	$0.470	$9,421	$6,463	$238
Q2 2019	August 16, 2019	August 28, 2019	$0.490	9,822	6,738	463
Q3 2019	November 15, 2019	November 27, 2019	$0.515	10,323	7,081	745
Q4 2019	February 13, 2020	February 27, 2020	$0.540	10,833	7,425	1,027
Q1 2020	May 28, 2020	June 8, 2020	$0.540	10,833	7,425	1,027
Cash distributions. On August 4, 2020, the Board of Directors of the General Partner declared the quarterly cash distribution for the second quarter of 2020 of $0.54 per unit. In addition, the General Partner will receive a cash distribution of $1.0 million attributable to the incentive distribution rights related to earnings for the second quarter of 2020.  These distributions will be payable on August 27, 2020, to unitholders of record as of August 14, 2020.
Incentive distribution rights. The General Partner owns all of the Partnership’s incentive distribution rights (“IDRs”), which entitle it to increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes in excess of $0.4313 per unit per quarter. The maximum distribution of 50.0% does not include any distributions that Oasis Petroleum may receive on common units or subordinated units that it owns.
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
Diluted earnings (loss) per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the LTIP, were exercised, settled or converted into common units. When it is determined that potential common units should be included in diluted net income (loss) per limited partner unit calculation, the impact is reflected by applying the treasury stock method. There are no adjustments made to net income (loss) attributable to Oasis Midstream Partners LP in the calculation of diluted earnings (loss) per unit. Diluted weighted average limited partner units outstanding includes the dilutive effect of unvested restricted unit awards (see Note 10 — Equity-Based Compensation). For the three and six months ended June 30, 2020, the diluted loss per share calculation excludes the anti-dilutive effect of unvested restricted unit awards.

The following is a calculation of the basic and diluted weighted average units outstanding for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Basic weighted average common units outstanding	20,045	20,024	20,043	20,020
Dilutive effect of restricted awards	—	10	—	17
Diluted weighted average common units outstanding	20,045	20,034	20,043	20,037

The following tables present the calculation of earnings (loss) per limited partner unit under the two-class method for each period presented:

	Six Months Ended June 30, 2020
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total

	(In thousands, except per unit data)
Net income (loss) attributable to Oasis Midstream Partners LP
Distribution declared	$2,054	$21,666	$14,850	$38,570
Undistributed loss attributable to Oasis Midstream Partners LP	—	(58,182)	(39,913)	(98,095)
Net income (loss) attributable to Oasis Midstream Partners LP	$2,054	$(36,516)	$(25,063)	$(59,525)

Weighted average limited partners units outstanding
Basic		20,043
Diluted		20,043

Net loss attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$(1.82)
Diluted		(1.82)

Anti-dilutive restricted units		9

	Six Months Ended June 30, 2019
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total

	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP
Distribution declared	$729	$19,243	$13,201	$33,173
Undistributed earnings attributable to Oasis Midstream Partners LP	—	8,637	5,931	14,568
Net income attributable to Oasis Midstream Partners LP	$729	$27,880	$19,132	$47,741

Weighted average limited partners units outstanding
Basic		20,020
Diluted		20,037

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$1.39
Diluted		1.39

Anti-dilutive restricted units		7

	Three Months Ended June 30, 2020
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total
	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP
Distribution declared	$1,027	$10,833	$7,425	$19,285
Undistributed earnings attributable to Oasis Midstream Partners LP	—	(4,396)	(3,015)	(7,411)
Net income attributable to Oasis Midstream Partners LP	$1,027	$6,437	$4,410	$11,874

Weighted average limited partners units outstanding
Basic		20,045
Diluted		20,045

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$0.32
Diluted		0.32

Anti-dilutive restricted units		16

	Three Months Ended June 30, 2019
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total
	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP
Distribution declared	$491	$9,822	$6,738	$17,051
Undistributed earnings attributable to Oasis Midstream Partners LP	—	5,423	3,724	9,147
Net income attributable to Oasis Midstream Partners LP	$491	$15,245	$10,462	$26,198

Weighted average limited partners units outstanding
Basic		20,024
Diluted		20,034

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$0.76
Diluted		0.76

Anti-dilutive restricted units		11

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
•interruptions in service and fluctuations in tariff provisions of third party connecting pipelines;
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
•changes in our tax status;
•uncertainty regarding our future operating results; and
•certain factors discussed elsewhere in this Quarterly Report on Form 10-Q, in our 2019 Annual Report and in our other SEC filings.
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
Overview
We are a growth-oriented, fee-based master limited partnership formed by our sponsor, Oasis Petroleum Inc. (“Oasis Petroleum”) (Nasdaq: OAS), to own, develop, operate and acquire a diversified portfolio of midstream assets in North America that are integral to the crude oil and natural gas operations of Oasis Petroleum and are strategically positioned to capture volumes from other producers. Our midstream operations are performed within the Williston Basin and the Delaware Basin. We generate the majority of our revenues through long-term, fixed-fee contracts pursuant to which we provide crude oil, natural gas and water-related midstream services for Oasis Petroleum. We expect to grow acquisitively through accretive, dropdown acquisitions, as well as organically as Oasis Petroleum continues to develop its acreage. We also expect to grow by continuing to offer our services to third parties and through acquisitions of midstream assets from third parties.
In the Williston Basin, we divide our operations into two primary areas with developed midstream infrastructure, both of which are supported by significant acreage dedications from Oasis Petroleum. In Wild Basin, we have acreage dedications from Oasis Petroleum in which we have the right to provide crude oil, natural gas and water services to support Oasis Petroleum’s existing and future volumes. Outside of Wild Basin, we have acreage dedications from Oasis Petroleum for produced and flowback water services and freshwater services. In the Delaware Basin, we have acreage dedications from Oasis Petroleum for crude oil gathering and produced and flowback water gathering and disposal services. We have also received commitments and acreage dedications from third parties in the Williston Basin and the Delaware Basin, in which we have the right to provide crude oil, natural gas and water services to support existing and future third party volumes.

We conduct our business through our ownership of our DevCos, two of which are jointly-owned with Oasis Petroleum. As of June 30, 2020, we own a 100% equity interest in Bighorn DevCo LLC (“Bighorn DevCo”), a 35.3% equity interest in Bobcat DevCo LLC (“Bobcat DevCo”), a 70% equity interest in Beartooth DevCo LLC (“Beartooth DevCo”) and a 100% equity interest in Panther DevCo LLC (“Panther DevCo”). As of June 30, 2020, Oasis Petroleum owns a 64.7% and 30% non-controlling equity interest in Bobcat DevCo and Beartooth DevCo, respectively.
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
While we have increased our customer diversification by entering into multiple agreements and transactions with third parties to provide midstream services, we are largely dependent on Oasis Petroleum as our most significant customer. Based on the current commodity price environment, Oasis Petroleum has expressed substantial doubt about its ability to continue to operate as a going concern, and financial distress at Oasis Petroleum could have a material adverse effect on the Partnership’s results of operations (see Item 1. “Financial Statements (Unaudited) — Notes to Condensed Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies — Risks and Uncertainties”). However, an event of default or bankruptcy of Oasis Petroleum would not trigger an automatic acceleration of indebtedness under our Revolving Credit Facility, as there are not any cross-acceleration or cross-default provisions between the Oasis Petroleum credit agreement and our Revolving Credit Facility.
Our operating and financial results are substantially dependent on our ability to maintain or increase existing throughput volumes on our systems. Throughput volumes are affected by changes in the supply of and demand for crude oil and natural gas in the markets served directly or indirectly by our assets. During the first half of 2020, commodity prices experienced significant volatility. Beginning in the first quarter of 2020, commodity prices declined significantly as a result of macroeconomic factors, including demand impacts due to global disruptions resulting from COVID-19 and supply impacts related to production increases by members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC, oil producing countries, including Russia. In response to these events, U.S. onshore producers, including Oasis Petroleum, have implemented plans which adversely impact our ability to maintain or increase existing throughput volumes, including reductions to capital spending, changes to development plans and delays in production. We cannot predict whether or when crude oil production and economic activities will return to normalized levels. The commodity price environment is expected to remain depressed based on over-supply, decreasing demand and a global economic recession, as further discussed below. Ultimately, a prolonged period of lower commodity prices may adversely affect our operating results and cash flows through lower throughput volumes on our assets, which could result in future impairment charges. During the second quarter of 2020, certain U.S. onshore producers we provide services to, including Oasis Petroleum, elected to temporarily shut-in production and delay drilling plans, which reduced demand for our services and lowered the quantity of throughput volumes on our systems. If constraints continue such that storage becomes unavailable to our customers, including Oasis Petroleum, or commodity prices remain depressed, our customers may continue to elect to shut-in some or all of their production or delay or discontinue drilling plans, which would result in a further decline in demand for our services. In addition, we generate the majority of our revenues pursuant to fee-based agreements, and producers we provide services to could seek to amend existing contracts to reduce the volumetric fees we charge.
We routinely evaluate the existence of triggering events which could indicate the carrying amount of our property, plant and equipment may not be recoverable. Impairment indicators include, but are not limited to, sustained decreases in commodity prices, a decline in customer well results and lower throughput forecasts, changes in customer development plans and/or increases in construction or operating costs. As a result of lower forecasted throughput volumes resulting from changes to customers’ development plans, we reviewed the carrying amounts of our crude oil, natural gas, freshwater and produced and flowback water asset groups in the Williston Basin and the Delaware Basin for recoverability during the first quarter of 2020. We determined the carrying amounts of our crude oil and freshwater asset groups in the Williston Basin and our crude oil and produced and flowback water asset groups in the Delaware Basin were not recoverable and recorded an impairment charge of $101.8 million during the six months ended June 30, 2020 (see Item 1. “Financial Statements (Unaudited) — Notes to Condensed Consolidated Financial Statements — Note 6 — Property, Plant and Equipment”). We determined no impairment indicators were present as of June 30, 2020 and did not record an impairment charge to the carrying amount of our property, plant and equipment during the three months ended June 30, 2020.
If commodity prices continue to decline or remain at depressed levels for a prolonged period of time, if there are shut-ins of production from our customers’ existing producing wells or if there are significant changes in the future development plans of our customers, including Oasis Petroleum, to the extent they affect our operations, such circumstances may necessitate assessment of the carrying amount of our affected assets for recoverability and may result in additional impairment charges in the future. If the United States oil and gas industry continues to experience an imbalance of supply and demand, it is likely that our operations will be so affected and future impairment charges could be incurred.
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
Due to a combination of the foregoing COVID-19 pandemic-related pressures and geopolitical pressures on the global supply and demand balance for crude oil and related products, commodity prices have experienced significant volatility in the first half of 2020 and have significantly declined since December 31, 2019. In response, we have revised our planned capital program for 2020 from what we previously disclosed in our 2019 Annual Report, and we will continue to evaluate our level of capital spending throughout the year. Please see “Liquidity and Capital Resources — Cash flows used in investing activities — 2020 Revised Capital Program” below for a further description of our revised 2020 capital program.
Highlights:
•Declared the quarterly cash distribution of $0.54 per unit.
•Net income was $22.7 million and net cash from operating activities was $51.5 million.
•Adjusted EBITDA(1) was $40.0 million and Adjusted EBITDA attributable to Oasis Midstream Partners LP(1) was $25.8 million.
•Distributable cash flow(1) (“DCF”) was $20.4 million and DCF coverage was 1.1x.
•Increased crude oil and produced water volumes from Oasis Petroleum and third parties in the Delaware Basin. Crude oil volumes increased approximately 200% from the first quarter of 2020 to 12.6 Mbopd during the three months ended June 30, 2020. Produced water volumes increased approximately 70% from the first quarter of 2020 to 50.7 Mbowpd during the three months ended June 30, 2020.

The following table summarizes the throughput volumes, operating income (loss), depreciation, amortization and impairment and capital expenditures of each of our DevCos for the three and six months ended June 30, 2020 and 2019. The amounts shown in the table below are presented on a gross basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands, except throughput volumes)
Bighorn DevCo
Crude oil services volumes (MBopd)	26.0	51.8	35.0	51.2
Natural gas services volumes (MMscfpd)	155.2	201.6	198.8	197.3
Operating income	$8,934	$13,134	$10,259	$23,698
Depreciation, amortization and impairment	5,297	2,959	26,941	6,694
Capital expenditures	1,673	5,834	5,302	12,789
Bobcat DevCo
Crude oil services volumes (MBopd)	21.1	41.3	27.1	41.9
Natural gas services volumes (MMscfpd)	193.0	241.7	236.6	241.4
Water services volumes (MBowpd)	44.3	52.4	52.8	51.8
Operating income	$15,822	$25,997	$28,244	$49,911
Depreciation, amortization and impairment	4,224	3,252	25,567	6,171
Capital expenditures	277	63,771	12,053	98,304
Beartooth DevCo
Water services volumes (MBowpd)	53.7	143.7	93.5	138.4
Operating income (loss)	$2,031	$14,965	$(17,872)	$28,474
Depreciation, amortization and impairment	2,263	2,351	37,919	4,626
Capital expenditures	311	6,989	(264)	15,944
Panther DevCo
Crude oil services volumes (MBopd)	12.6	0.2	8.3	0.4
Water services volumes (MBowpd)	50.7	29.4	40.4	27.8
Operating income (loss)	$2,352	$1,332	$(29,708)	$2,627
Depreciation, amortization and impairment	313	129	33,634	192
Capital expenditures	219	6,830	9,829	12,495
Oasis Midstream Partners LP
DevCo operating income (loss)	$29,139	$55,428	$(9,077)	$104,710
Public company expenses	1,182	848	2,026	1,748
Operating income (loss)	27,957	54,580	(11,103)	102,962
Depreciation, amortization and impairment	12,097	8,691	124,061	17,682
Equity-based compensation expenses	67	100	133	219
Capitalized interest	68	240	317	302
Maintenance capital expenditures	332	7,221	2,336	11,611
Expansion capital expenditures	2,148	76,203	24,584	127,921
Total capital expenditures	2,548	83,664	27,237	139,834

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
•Midstream services - third parties. We record service revenues for fee-based arrangements with third parties for crude oil and produced and flowback water services provided to non-affiliated customers.
•Product sales - Oasis Petroleum. We record product sales from Oasis Petroleum for the sale of crude oil and residue gas and NGLs to certain subsidiaries of Oasis Petroleum, which we generate from purchase agreements with third parties. We also record product sales from Oasis Petroleum for the supply and distribution of freshwater to Oasis Petroleum.
•Product sales - third parties. We record product sales from third parties for the supply and distribution of freshwater to non-affiliated customers.
The following table summarizes our revenues for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change

	(In thousands)
Revenues
Midstream services – Oasis Petroleum	$56,946	$74,211	$(17,265)	$138,939	$151,274	$(12,335)
Midstream services – third parties	5,242	1,825	3,417	9,088	2,952	6,136
Product sales – Oasis Petroleum	3,869	24,348	(20,479)	24,657	40,000	(15,343)
Product sales – third parties	6	19	(13)	6	29	(23)
Total revenues	$66,063	$100,403	$(34,340)	$172,690	$194,255	$(21,565)

Three months ended June 30, 2020 as compared to three months ended June 30, 2019
Total midstream revenues decreased $34.3 million to $66.1 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This decrease was driven by a $20.5 million decrease in product sales and a $13.8 million decrease in service revenues.
The $20.5 million decrease in product sales was driven by a $13.9 million decrease in natural gas product sales to Oasis Petroleum driven by lower residue gas and NGLs prices and fewer volumes from third party producers, coupled with a $6.7 million decrease in freshwater product sales due to a decrease in freshwater deliveries to Oasis Petroleum.
The $13.8 million decrease in service revenues was driven by a $9.6 million decrease in produced and flowback water service revenues due to a decrease in produced and flowback water volumes in the Williston Basin, coupled with $4.2 million decrease in crude oil and natural gas service revenues due to a decrease in natural gas and crude oil volumes in the Williston Basin.
Six months ended June 30, 2020 as compare to six months ended June 30, 2019
Total midstream revenues decreased $21.6 million to $172.7 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This decrease was driven by a $15.4 million decrease in product sales and a $6.2 million decrease in service revenues.

The $15.4 million decrease in product sales was driven by a $9.7 million decrease in natural gas product sales to Oasis Petroleum driven by lower residue gas and NGLs prices, partially offset by an increase in gas processing volumes from third party producers. In addition, there was a $5.8 million decrease in freshwater product sales due to a decrease in freshwater deliveries to Oasis Petroleum.
The $6.2 million decrease in service revenues was driven by a $7.4 million decrease in produced and flowback water service revenues due to fewer produced and flowback water volumes in the Williston Basin; partially offset by a $1.2 million increase in crude oil and natural gas service revenues primarily related to an increase in crude oil volumes in the Delaware Basin, coupled with approximately $1.5 million in deficiency fees associated with minimum volume commitments from third party producers in the Williston Basin.
Operating expenses and other expenses
The following table summarizes our operating expenses and other expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change

	(In thousands)
Operating expenses
Costs of product sales	$2,215	$12,022	$(9,807)	$10,647	$20,087	$(9,440)
Operating and maintenance	14,508	17,276	(2,768)	31,348	36,966	(5,618)
Depreciation and amortization	11,881	8,691	3,190	22,078	17,682	4,396
Impairment	216	—	216	101,983	—	101,983
General and administrative	9,286	7,834	1,452	17,737	16,557	1,180
Total operating expenses	38,106	45,823	(7,717)	183,793	91,292	92,501
Operating income (loss)	27,957	54,580	(26,623)	(11,103)	102,963	(114,066)
Other expenses
Interest expense, net of capitalized interest	(5,186)	(4,330)	(856)	(35,443)	(8,299)	(27,144)
Other expenses	(101)	(4)	(97)	(143)	(4)	(139)
Total other expenses	(5,287)	(4,334)	(953)	(35,586)	(8,303)	(27,283)
Net income (loss)	22,670	50,246	(27,576)	(46,689)	94,660	(141,349)
Less: Net income attributable to Delaware Predecessor	—	1,211	(1,211)	—	2,286	(2,286)
Less: Net income attributable to non-controlling interests	10,796	22,837	(12,041)	12,836	44,633	(31,797)
Net income (loss) attributable to Oasis Midstream Partners LP	11,874	26,198	(14,324)	(59,525)	47,741	(107,266)
Less: Net income attributable to General Partner	1,027	491	536	2,034	729	1,305
Net income (loss) attributable to limited partners	$10,847	$25,707	$(14,860)	$(61,559)	$47,012	$(108,571)

Three months ended June 30, 2020 as compared to three months ended June 30, 2019
Costs of product sales. Costs of product sales decreased $9.8 million to $2.2 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease was primarily driven by an $8.4 million decrease in natural gas costs of product sales due to lower residue gas and NGLs prices, coupled with a $1.7 million decrease in freshwater costs of product sales due to a reduction in freshwater supply and distribution costs related to fewer freshwater deliveries to Oasis Petroleum.
Operating and maintenance. Operating and maintenance expenses decreased $2.8 million to $14.5 million for the three months ended June 30, 2020. The decrease was primarily driven by a $2.2 million decrease in produced and flowback water operating and maintenance expenses related to lower activity, coupled with a $0.5 million decrease in crude oil and natural gas operating and maintenance expenses associated with lower activity.
Depreciation and amortization. Depreciation and amortization expenses increased $3.2 million to $11.9 million for the three months ended June 30, 2020. This increase was driven by the acceleration of depreciation expense related to mechanical refrigeration units which were decommissioned at our gas processing complex in Wild Basin during the three months ended June 30, 2020.
Impairment. We recorded an impairment loss of $0.2 million for the three months ended June 30, 2020 to adjust the carrying value of our spare parts and equipment inventory to its net realizable value. No impairment loss was recorded for the three months ended June 30, 2019.
General and administrative (“G&A”) expenses. G&A expenses increased $1.5 million to $9.3 million for the three months ended June 30, 2020. The increase was primarily a result of an increase in allocated charges from Oasis Petroleum for G&A services related to increased support from Oasis Petroleum due to organizational growth of the midstream business segment.
Interest expense, net of capitalized interest. Interest expense, net of capitalized interest, increased $0.9 million to $5.2 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The increase was primarily due to an additional interest charge of $2.1 million pursuant to the Limited Waiver (defined below in “Liquidity and Capital Resources — Cash flows provided by (used in) financing activities”), offset by a reduction in the weighted average borrowing rate.
Six months ended June 30, 2020 as compared to six months ended June 30, 2019
Costs of product sales. Cost of product sales decreased $9.4 million to $10.6 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease was primarily driven by a $9.0 million decrease in natural gas costs of product sales driven by lower residue gas and NGLs prices, coupled with a $0.7 million decrease in freshwater costs of product sales due to a reduction in freshwater supply and distributions costs related to fewer freshwater deliveries to Oasis Petroleum.
Operating and maintenance. Operating and maintenance expenses decreased $5.6 million to $31.3 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease was primarily driven by a $2.2 million decrease in produced and flowback water operating and maintenance expenses related to lower activity, coupled with a $2.0 million decrease in crude oil operating and maintenance expenses and a $1.4 million decrease in natural gas operating and maintenance expenses.
Depreciation and amortization. Depreciation and amortization expenses increased $4.4 million to $22.1 million for the six months ended June 30, 2020. The increase was a result of additional assets placed into service, coupled with the acceleration of depreciation expense related to mechanical refrigeration units which were decommissioned at our gas processing complex in Wild Basin during the six months ended June 30, 2020.
Impairment. Impairment expense increased to $102.0 million for the six months ended June 30, 2020. We recorded an impairment charge of $101.8 million for the six months ended June 30, 2020 to adjust the carrying value of our property, plant and equipment to fair value. In addition, we recorded an impairment charge of $0.2 million for the six months ended June 30, 2020 to adjust the carrying value of our spare parts and equipment inventory to its net realizable value. No impairment charge was recorded for the six months ended June 30, 2019.
G&A expenses. G&A expenses increased $1.2 million to $17.7 million for the six months ended June 30, 2020. The increase was primarily a result of an increase in allocated charges from Oasis Petroleum for G&A services related to increased support from Oasis Petroleum due to organizational growth of the midstream business segment, coupled with an increase in public company G&A expenses.
Interest expense, net of capitalized interest. Interest expense, net of capitalized interest, increased $27.1 million to $35.4 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increase was primarily due to an additional interest charge of $28.0 million pursuant to the Limited Waiver (defined below in “Liquidity and Capital Resources — Cash flows provided by (used in) financing activities”), offset by a reduction in the weighted average borrowing rate.

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
Our cash flows for the six months ended June 30, 2020 and 2019 are presented below:

	Six Months Ended June 30,
	2020	2019

	(In thousands)
Net cash provided by operating activities	$113,145	$115,704
Net cash used in investing activities	(46,740)	(141,868)
Net cash provided by (used in) financing activities	(43,432)	25,761
Increase (decrease) in cash and cash equivalents	$22,973	$(403)
Cash flows provided by operating activities
Net cash provided by operating activities was $113.1 million and $115.7 million for the six months ended June 30, 2020 and 2019, respectively. The $2.6 million decrease in cash flows from operating activities for the six months ended June 30, 2020, as compared to 2019, was primarily due to lower net income, offset by non-cash charges and working capital changes.
Working capital. Our working capital is driven by changes in accounts receivable and accounts payable and other factors, such as credit extended to, and the timing of collections from, our customers. As of June 30, 2020, we had a working capital balance of $15.2 million. As of June 30, 2020, we had $114.6 million of liquidity available, including $27.1 million in cash and cash equivalents and $87.5 million in unused borrowing capacity on our Revolving Credit Facility. Our Revolving Credit Facility matures on September 25, 2022.
We expect to have adequate liquidity to meet our future working capital requirements; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a material adverse effect on our financial position, results of operations or cash flows.
Cash flows used in investing activities
Net cash used in investing activities was $46.7 million and $141.9 million for the six months ended June 30, 2020 and 2019, respectively. The $95.1 million decrease in net cash used in investing activities for the six months ended June 30, 2020, as compared to 2019, was primarily attributable to a reduction in capital spending on midstream infrastructure in Wild Basin.

Capital expenditures.
Our capital expenditures are summarized in the following table, on a gross and net basis, for the period presented:

	1Q 2020		2Q 2020		Six Months Ended June 30, 2020

	(In thousands)
Capital expenditures	Gross	Net	Gross	Net	Gross	Net

Maintenance capital expenditures	$2,004	$1,433	$332	$460	$2,336	$1,893
Expansion capital expenditures	22,436	15,566	2,148	1,748	24,584	17,314
Capitalized interest	249	249	68	68	317	317
Total capital expenditures (1)	$24,689	$17,248	$2,548	$2,276	$27,237	$19,524
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
Our capital expenditures by DevCo are summarized in the following table, on a gross and net basis, for the period presented:

		1Q 2020		2Q 2020		Six Months Ended June 30, 2020

		(In thousands)
DevCos	OMP Ownership(2)	Gross	Net	Gross	Net	Gross	Net

Bighorn DevCo	100%	$3,629	$3,629	$1,673	$1,673	$5,302	$5,302
Bobcat DevCo	35.3%	11,776	4,163	277	98	12,053	4,261
Beartooth DevCo(3)	70%	(575)	(403)	311	218	(264)	(185)
Panther DevCo	100%	9,610	9,610	219	219	9,829	9,829
OMP Operating	100%	249	249	68	68	317	317
Total(1)		$24,689	$17,248	$2,548	$2,276	$27,237	$19,524
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
(2)Ownership interest as of June 30, 2020.
(3)Negative amounts reflect immaterial differences between the estimated capital expenditures accrued in a reporting period and actual capital expenditures recognized in a subsequent reporting period.
2020 Revised Capital Program. We revised our planned capital program from what we disclosed in our 2019 Annual Report as a result of current market conditions. Our revised 2020 capital program, excluding acquisitions, will accommodate a gross capital expenditure level of approximately $36.0 million to $40.0 million, with approximately $25.0 million to $30.0 million attributable to the Partnership. We expect to spend approximately 6% to 8% of EBITDA for maintenance capital expenditures, which is included in our total capital expenditure program. We will continue to evaluate the level of capital spending throughout the year based on the following factors, among others:
•pace of our customers’ development;
•operating and construction costs;
•our ability to achieve material supplier price reductions;
•indebtedness levels; and
•impact of new laws and regulations on our business practices.
We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and borrowings under our Revolving Credit Facility.

Cash flows provided by (used in) financing activities
Net cash used in financing activities was $43.4 million for the six months ended June 30, 2020 and net cash provided by financing activities was $25.8 million for the six months ended June 30, 2019. The $69.2 million decrease in net cash from financing activities was primarily attributable to a $61.0 million decrease in net borrowings under the Revolving Credit Facility and a $7.1 million increase in distributions to unitholders.
Revolving Credit Facility. At June 30, 2020, we had $575.0 million of commitments under the Revolving Credit Facility. The Revolving Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures. At June 30, 2020, we had $487.5 million of borrowings outstanding under the Revolving Credit Facility and a de minimis outstanding letter of credit. At June 30, 2020, the weighted average interest rate related to outstanding borrowings under the Revolving Credit Facility was 1.9%. The unused borrowing capacity on the Revolving Credit Facility was $87.5 million as of June 30, 2020.
The Revolving Credit Facility requires the Partnership to maintain the following financial covenants as of the end of each fiscal quarter:
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
As a result of ongoing internal oversight processes during the six months ended June 30, 2020, we identified that a Control Agreement (as defined in the Revolving Credit Facility) had not been executed for a certain bank account (the “JPM Account”) held at JPMorgan Chase Bank, N.A. (“JPMorgan”), who is a lender under the Revolving Credit Facility. The Control Agreement serves to establish a lien in favor of the lenders under the Revolving Credit Facility with respect to the JPM Account. On May 11, 2020, we executed a Control Agreement with both the Administrative Agent and JPMorgan, thereby completing the documentation required under the Revolving Credit Facility. Despite the Control Agreement’s execution, the failure to have had it in place before the JPM Account was initially funded with cash represented a past Event of Default (as defined in the Revolving Credit Facility). On May 15, 2020, we entered into a limited waiver (the “Limited Waiver”) of this past Event of Default with the Majority Lenders (as defined in the Revolving Credit Facility), which provides forbearance of additional interest owed arising from this past Event of Default until the earlier of (i) November 10, 2020 and (ii) an Event of Default. Pursuant to the Limited Waiver, we recorded additional interest charges of $2.1 million and $28.0 million during the three and six months ended June 30, 2020, respectively. The Limited Waiver excludes the additional interest from the calculation of the interest coverage ratio financial covenant.
We were in compliance with the covenants under the Revolving Credit Facility at June 30, 2020.

Cash Distributions
On August 4, 2020, the Board of Directors of the General Partner declared the quarterly distribution for the second quarter of 2020 of $0.54 per unit. In addition, the General Partner will receive a cash distribution of $1.0 million attributable to the incentive distribution rights related to earnings for the second quarter of 2020. These distributions will be payable on August 27, 2020 to unitholders of record as of August 14, 2020.
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
The following table presents a reconciliation of the GAAP financial measure of interest expense, net of capitalized interest, to the non-GAAP financial measure of Cash Interest for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020(1)	2019	2020(1)	2019

	(In thousands)
Interest expense, net of capitalized interest	$5,186	$4,330	$35,443	$8,299
Capitalized interest	68	240	317	302
Amortization of deferred financing costs	(271)	(226)	(541)	(417)
Cash Interest	4,983	4,344	35,218	8,184
Less: Cash Interest attributable to Delaware Predecessor	—	(208)	—	(456)
Less: Cash Interest attributable to non-controlling interests(2)	(3)	(3)	(6)	(5)
Cash Interest attributable to Oasis Midstream Partners LP	$4,980	$4,133	$35,212	$7,723
__________________
(1)Cash Interest and Cash Interest attributable to Oasis Midstream Partners LP include an additional interest charge of $2.1 million for the three months ended June 30, 2020 and $28.0 million for the six months ended June 30, 2020 pursuant to the Limited Waiver.
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

The following table presents reconciliations of the GAAP financial measures of net income (loss) and net cash provided by operating activities to the non-GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Net income (loss)	$22,670	$50,246	$(46,689)	$94,660
Depreciation and amortization	11,881	8,691	22,078	17,682
Impairment	216	—	101,983	—
Equity-based compensation expense	67	100	133	219
Interest expense, net of capitalized interest	5,186	4,330	35,443	8,299
Adjusted EBITDA	40,020	63,367	112,948	120,860
Less: Adjusted EBITDA attributable to Delaware Predecessor	—	1,461	—	2,819
Less: Adjusted EBITDA attributable to non-controlling interests	14,208	25,836	40,746	50,483
Adjusted EBITDA attributable to Oasis Midstream Partners LP	25,812	36,070	72,202	67,558
Less: Cash Interest attributable to Oasis Midstream Partners LP	4,980	4,133	35,212	7,723
Less: Maintenance capital expenditures attributable to Oasis Midstream Partners LP	460	3,167	1,893	4,834
Distributable Cash Flow attributable to Oasis Midstream Partners LP(1)	$20,372	$28,770	$35,097	$55,001

Net cash provided by operating activities	$51,479	$58,611	$113,145	$115,704
Interest expense, net of capitalized interest	5,186	4,330	35,443	8,299
Changes in working capital	(16,375)	648	(35,099)	(2,729)
Other non-cash adjustments	(270)	(222)	(541)	(414)
Adjusted EBITDA	40,020	63,367	112,948	120,860
Less: Net income attributable to Delaware Predecessor	—	1,461	—	2,819
Less: Adjusted EBITDA attributable to non-controlling interests	14,208	25,836	40,746	50,483
Adjusted EBITDA attributable to Oasis Midstream Partners LP	25,812	36,070	72,202	67,558
Less: Cash Interest attributable to Oasis Midstream Partners LP	4,980	4,133	35,212	7,723
Less: Maintenance capital expenditures attributable to Oasis Midstream Partners LP	460	3,167	1,893	4,834
Distributable Cash Flow attributable to Oasis Midstream Partners LP(1)	$20,372	$28,770	$35,097	$55,001
__________________
(1)For the three and six months ended June 30, 2020, Distributable Cash Flow attributable to Oasis Midstream Partners LP is reduced by additional interest charges of $2.1 million and $28.0 million, respectively, pursuant to the Limited Waiver.

Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into various commitment agreements and other contractual obligations, some of which are not recognized in our condensed consolidated financial statements, in accordance with GAAP. As of June 30, 2020, our material off-balance sheet arrangements and transactions include a de minimis outstanding letter of credit issued under our Revolving Credit Facility (see Item 1. “Financial Statements (Unaudited) — Notes to Condensed Consolidated Financial Statements — Note 7 — Long-Term Debt”) and $2.5 million in surety bonds issued as financial assurance on certain agreements. See Item 1. “Financial Statements (Unaudited) — Notes to Condensed Consolidated Financial Statements — Note 9 — Commitments and Contingencies” for a description of our commitments and contingencies.
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
Concentration of customer credit risk. We are dependent on Oasis Petroleum as our most significant customer, and we expect to derive a substantial majority of our revenues from Oasis Petroleum for the foreseeable future. As a result, any event, whether in our dedicated areas or otherwise, that adversely affects Oasis Petroleum’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Further, we are subject to the risk of non-payment or non-performance by Oasis Petroleum. We cannot predict the extent to which Oasis Petroleum’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Oasis Petroleum’s ability to execute its drilling and development program or to perform under our agreements. Any material non-payment or non-performance by Oasis Petroleum could reduce our ability to make distributions to our unitholders. We did not experience any significant defaults on accounts receivable for the six months ended June 30, 2020. Please see Part II. Item 1A. “Risk Factors” for more information regarding credit risk of our customers.
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
Interest rate risk. We have a Revolving Credit Facility which provides for an aggregate commitment amount of $575.0 million as of June 30, 2020. At June 30, 2020, we had $487.5 million of borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the Revolving Credit Facility) or (ii) with respect to ABR Loans (as defined in the Revolving Credit Facility), the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (c) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the Revolving Credit Facility). The applicable margin for borrowings under the Revolving Credit Facility is based on the Partnership’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%.
At June 30, 2020, the outstanding borrowings under our Revolving Credit Facility bore interest at the London Interbank Offered Rate plus a 1.75% margin. We do not currently, but may in the future, utilize interest rate derivatives to reduce interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our Revolving Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at June 30, 2020.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Solomon litigation. On or about August 28, 2019, Oasis Petroleum LLC, a wholly-owned subsidiary of Oasis Petroleum (“OP LLC”), was named as a defendant in the lawsuit styled Andrew Solomon, on behalf of himself and those similarly situated v. Oasis Petroleum LLC, pending in the United States District Court for the District of North Dakota. The lawsuit alleged violations of the federal Fair Labor Standards Act (the “FLSA”) and Title 29 of the North Dakota Century Code (“Title 29”) as the result of OP LLC’s alleged practice of paying the plaintiff and similarly situated current and former employees overtime at rates less than required by applicable law, or failing to pay for certain overtime hours worked. The lawsuit requested that: (i) its federal claims be advanced as a collective action, with a class of all operators, technicians, and all other employees in substantially similar positions employed by OP LLC who were paid hourly for at least one week during the three-year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or eight or more hours on at least one workday; and (ii) its state claims be advanced as a class action, with a class of all operators, technicians, and all other employees in substantially similar positions employed by OP LLC in North Dakota during the two-year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or worked eight or more hours in a day on at least one workday. No motion has been filed for class certification, and the Partnership cannot predict whether such a motion will be filed or a class certified.
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
As the potential impact from COVID-19 is uncertain due to the ongoing and dynamic nature of the circumstances, it is difficult to predict the extent to which it may negatively affect our business, including, without limitation, our operating results, financial position and liquidity, the duration of any potential disruption of our business, how and the degree to which the outbreak may impact our customers, supply chain and distribution network, the health of our employees, the productivity and sustainability of our workforce, our insurance premiums, costs attributable to our emergency measures, payments from customers and uncollectable accounts, limitations on travel, the availability of industry experts and qualified personnel and the market for our securities. Any potential impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could continue to adversely affect global economies and financial markets and result in a persistent economic downturn that could have an adverse effect on the industries in which we and our customers operate and on the demand for our midstream services, our operating results and our future prospects. We cannot predict when the continuing adverse effect on us will end, and depending on the duration of the pandemic and its severity, this adverse effect could worsen.
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
We currently generate the majority of our revenues pursuant to fee-based agreements under which we are paid based on volumetric fees, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows have minimal direct exposure to commodity price risk. However, Oasis Petroleum and our other upstream customers are exposed to commodity price risk, and extended reduction in commodity prices could reduce the future production volumes available for our midstream services below expected levels. Since the beginning of 2020, the daily spot prices for NYMEX WTI crude oil have ranged from a high of $63.27 per barrel to a low of $(36.98) per barrel, and the daily spot prices for NYMEX Henry Hub natural gas have ranged from a high of $2.17 per MMBtu to a low of $1.42 per MMBtu. The recent significant decline in crude oil prices has largely been attributable to the recent actions of Saudi Arabia and Russia, which have resulted in substantial increases in the global supply of crude oil. Specifically, in March 2020, Saudi Arabia and Russia failed to agree on a plan to extend production cuts that expired on April 1, 2020 within OPEC and other non-OPEC, oil-producing countries, including Russia. Subsequently, Saudi Arabia announced plans to increase production to record levels and to reduce the prices at which they sell crude oil. These events, combined with the continued global outbreak of COVID-19, which has significantly impacted both crude oil prices and natural gas prices due to substantially reduced demand for crude oil and natural gas because of reduced global and national economic activity, contributed to a sharp drop in prices for crude oil in the first quarter of 2020. The impact has not been as severe on natural gas prices, but such prices are susceptible to global actions impacting supply and demand.
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
If third-party pipelines or other facilities interconnected to our midstream systems become partially or fully shut down or otherwise unavailable, or if the volumes we gather or treat do not meet the quality specifications of such pipelines or facilities, our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be adversely affected.
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
If any of these pipelines or facilities becomes partially or fully shutdown or otherwise unable to gather, transport, treat or process natural gas or crude oil, or if the volumes we gather or transport do not meet the quality specifications of such pipelines or facilities, our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be adversely affected.
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

OASIS MIDSTREAM PARTNERS LP
By: OMP GP LLC, its general partner
Date:	August 5, 2020	By:	/s/ Taylor L. Reid
Taylor L. Reid
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Richard N. Robuck
Richard N. Robuck
Senior Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)