Form 10-Q
period 2020-09-30
Oasis Midstream Partners LP
filed 2020-11-05
CIK 1652133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

At October 30, 2020, there were 33,811,366 units representing limited partner interests (consisting of 20,061,366 common units and 13,750,000 subordinated units) outstanding.

OASIS MIDSTREAM PARTNERS LP

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2020	December 31, 2019

	(In thousands, except unit data)
ASSETS
Current assets
Cash and cash equivalents	$34,699	$4,168
Accounts receivable	4,470	5,969
Accounts receivable – Oasis Petroleum	62,800	77,571
Inventory	8,094	—
Prepaid expenses	2,937	1,923
Other current assets	1,679	138
Total current assets	114,679	89,769
Property, plant and equipment	1,177,654	1,155,503
Less: accumulated depreciation, amortization and impairment	(231,826)	(98,982)
Total property, plant and equipment, net	945,828	1,056,521
Operating lease right-of-use assets	1,880	5,207
Other assets	2,334	3,172
Total assets	$1,064,721	$1,154,669

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$2,510	$2,478
Accounts payable – Oasis Petroleum	33,915	27,139
Accrued liabilities	12,854	50,210
Accrued interest payable	28,384	508
Current operating lease liabilities	2,006	3,005
Other current liabilities	634	594
Total current liabilities	80,303	83,934
Long-term debt	487,500	458,500
Asset retirement obligations	1,808	1,747
Operating lease liabilities	973	2,216
Other liabilities	4,961	3,644
Total liabilities	575,545	550,041
Commitments and contingencies (Note 9)
Equity
Limited partners
Common units (20,061,366 and 20,045,196 issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	172,087	225,339
Subordinated units (13,750,000 units issued and outstanding at September 30, 2020 and December 31, 2019)	29,358	66,005
General Partner	1,027	1,026
Total partners’ equity	202,472	292,370
Non-controlling interests	286,704	312,258
Total equity	489,176	604,628
Total liabilities and equity	$1,064,721	$1,154,669
The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019(1)	2020	2019(1)

	(In thousands, except per unit data)
Revenues
Midstream services – Oasis Petroleum	$67,401	$81,184	$206,340	$232,458
Midstream services – third parties	1,953	1,840	11,041	4,792
Product sales – Oasis Petroleum	15,184	20,517	39,841	60,517
Product sales – third parties	17	9	23	38
Total revenues	84,555	103,550	257,245	297,805
Operating expenses
Costs of product sales	5,958	7,001	16,605	27,088
Operating and maintenance	12,682	18,009	44,030	54,975
Depreciation and amortization	9,083	9,143	31,161	26,825
Impairment	1,458	—	103,441	—
General and administrative	8,870	7,665	26,607	24,222
Total operating expenses	38,051	41,818	221,844	133,110
Operating income	46,504	61,732	35,401	164,695
Other expenses
Interest expense, net of capitalized interest	(2,753)	(4,612)	(38,196)	(12,911)
Other expenses	(7)	—	(150)	(4)
Total other expenses	(2,760)	(4,612)	(38,346)	(12,915)
Net income (loss)	43,744	57,120	(2,945)	151,780
Less: Net income attributable to Delaware Predecessor	—	1,818	—	4,104
Less: Net income attributable to non-controlling interests	16,483	23,866	29,319	68,499
Net income (loss) attributable to Oasis Midstream Partners LP	27,261	31,436	(32,264)	79,177
Less: Net income attributable to General Partner	1,027	745	3,062	1,474
Net income (loss) attributable to limited partners	$26,234	$30,691	$(35,326)	$77,703
Earnings (loss) per limited partner unit (Note 12)
Common units – basic	$0.78	$0.91	$(1.05)	$2.30
Common units – diluted	0.78	0.91	(1.05)	2.30
Weighted average number of limited partners units outstanding (Note 12)
Common units – basic	20,045	20,027	20,044	20,022
Common units – diluted	20,048	20,038	20,044	20,039
__________________
(1)Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 2 to our unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

		Partnership
	Delaware Predecessor	Common Units	Subordinated Units	General Partner	Non-controlling Interests	Total

	(In thousands)
Balance as of December 31, 2019	$—	$225,339	$66,005	$1,026	$312,258	$604,628
Contributions from non-controlling interests	—	—	—	—	6,167	6,167
Distributions to non-controlling interests	—	—	—	—	(25,964)	(25,964)
Distributions to unitholders	—	(10,833)	(7,425)	(1,007)	—	(19,265)
Equity-based compensation	—	66	—	—	—	66
Net income (loss)	—	(42,947)	(29,460)	1,008	2,040	(69,359)
Balance as of March 31, 2020	—	171,625	29,120	1,027	294,501	496,273
Contributions from non-controlling interests	—	—	—	—	309	309
Distributions to non-controlling interests	—	—	—	—	(14,335)	(14,335)
Distributions to unitholders	—	(10,833)	(7,425)	(1,027)	—	(19,285)
Equity-based compensation	—	67	—	—	—	67
Net income	—	6,433	4,414	1,027	10,796	22,670
Balance as of June 30, 2020	—	167,292	26,109	1,027	291,271	485,699
Contributions from non-controlling interests	—	—	—	—	(1,077)	(1,077)
Distributions to non-controlling interests	—	—	—	—	(19,973)	(19,973)
Distributions to unitholders	—	(10,833)	(7,425)	(1,027)	—	(19,285)
Equity-based compensation	—	68	—	—	—	68
Net income		15,560	10,674	1,027	16,483	43,744
Balance as of September 30, 2020	$—	$172,087	$29,358	$1,027	$286,704	$489,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY CONTINUED
(UNAUDITED)

		Partnership
	Delaware Predecessor	Common Units	Subordinated Units	General Partner	Non-controlling Interests	Total

	(In thousands)
Balance as of December 31, 2018	$6,227	$192,581	$45,937	$112	$312,815	$557,672
Delaware Predecessor capital contributions, net(1)	4,902	—	—	—	—	4,902
Contributions from non-controlling interests	—	—	—	—	2,532	2,532
Distributions to non-controlling interests	—	—	—	—	(21,922)	(21,922)
Distributions to unitholders	—	(9,020)	(6,188)	(112)	—	(15,320)
Equity-based compensation	—	119	—	—	—	119
Other	—	2,881	(79)	—	(2,977)	(175)
Net income(1)	1,075	12,630	8,675	238	21,796	44,414
Balance as of March 31, 2019	12,204	199,191	48,345	238	312,244	572,222
Delaware Predecessor capital contributions, net(1)	2,529	—	—	—	—	2,529
Contributions from non-controlling interests	—	—	—	—	1,709	1,709
Distributions to non-controlling interests	—	—	—	—	(21,659)	(21,659)
Distributions to unitholders	—	(9,421)	(6,463)	(238)	—	(16,122)
Equity-based compensation	—	100	—	—	—	100
Other	—	(102)	(115)	—	—	(217)
Net income(1)	1,211	15,241	10,466	491	22,837	50,246
Balance as of June 30, 2019	15,944	205,009	52,233	491	315,131	588,808
Delaware Predecessor capital contributions, net(1)	3,029	—	—	—	—	3,029
Contributions from non-controlling interests	—	—	—	—	870	870
Distributions to non-controlling interests	—	—	—	—	(26,086)	(26,086)
Distributions to unitholders	—	(9,823)	(6,737)	(491)	—	(17,051)
Equity-based compensation	—	84	—	—	—	84
Net income(1)	1,818	18,198	12,493	745	23,866	57,120
Balance as of September 30, 2019	$20,791	$213,468	$57,989	$745	$313,781	$606,774

__________________
(1)Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 2 to our unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019(1)

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(2,945)	$151,780
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,161	26,825
Impairment	103,441	—
Equity-based compensation expenses	201	303
Deferred financing costs amortization and other	815	660
Working capital and other changes:
Change in accounts receivable	16,270	(1,806)
Change in inventory	(8,440)	—
Change in prepaid expenses	(1,014)	454
Change in accounts payable and accrued liabilities	27,080	(685)
Change in other assets and liabilities, net	(164)	(1,953)
Net cash provided by operating activities	166,405	175,578
Cash flows from investing activities:
Capital expenditures	(52,163)	(186,702)
Net cash used in investing activities	(52,163)	(186,702)
Cash flows from financing activities:
Capital contributions from Delaware Predecessor, net	—	10,460
Capital contributions from non-controlling interests	5,399	5,111
Distributions to non-controlling interests	(60,272)	(69,667)
Distributions to unitholders	(57,835)	(48,493)
Deferred financing costs	—	(811)
Proceeds from revolving credit facility	29,000	118,000
Principal payments on revolving credit facility	—	(5,000)
Other	(3)	(453)
Net cash provided by (used in) financing activities	(83,711)	9,147
Increase (decrease) in cash and cash equivalents	30,531	(1,977)
Cash:
Beginning of period	4,168	6,649
End of period	$34,699	$4,672
Supplemental non-cash transactions:
Change in accrued capital expenditures	$(29,751)	$(9,147)
Change in asset retirement obligations	61	97
__________________
(1)Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 2 to our unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Nature of Operations
Organization. Oasis Midstream Partners LP (the “Partnership”) is a fee-based master limited partnership formed by its sponsor, Oasis Petroleum Inc. (together with its wholly-owned subsidiaries, “Oasis Petroleum”) to own, develop, operate and acquire a diversified portfolio of midstream assets in North America that are integral to the crude oil and natural gas operations of Oasis Petroleum and are strategically positioned to capture volumes from other producers.
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
As of September 30, 2020, the Partnership’s assets and ownership interests in the DevCos were as follows:

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
The Partnership is not a taxable entity for United States federal income tax purposes and is not subject to income tax in the majority of states in which the Partnership operates. As taxes are generally borne by its partners through the allocation of taxable income, the Partnership does not record deferred taxes related to the aggregate difference in the basis of its assets for financial and tax reporting purposes. The Partnership is subject to a Texas margin tax due to its operations in the Delaware Basin and recorded a de minimis state income tax provision for the three and nine months ended September 30, 2020.

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
2019 Delaware Acquisition. On November 1, 2019, the Partnership entered into an agreement with Oasis Petroleum, pursuant to which Oasis Petroleum, through OMS (the “Delaware Predecessor”), agreed to assign to Panther DevCo, certain crude oil gathering and produced and flowback water gathering and disposal assets in the Delaware Basin (the “2019 Delaware Acquisition”). The 2019 Delaware Acquisition was accounted for as a transfer of net assets between entities under common control. As a result, the unaudited condensed consolidated financial statements for the period prior to the effective date of November 1, 2019 have been recast. These unaudited condensed consolidated financial statements include the results of the Delaware Predecessor for the three and nine months ended September 30, 2019, which were prepared from Oasis Petroleum’s historical cost-basis accounts and may not necessarily be indicative of the actual results had the Partnership owned the assets during the reported periods.
Consolidation
The Partnership’s condensed consolidated financial statements include its accounts and the accounts of the DevCos, each of which is controlled by the Partnership through its general partner, OMP GP LLC (the “General Partner”). All intercompany balances and transactions have been eliminated upon consolidation.
Variable interest entity. The Partnership determined that Bobcat DevCo is a variable interest entity (“VIE”), since OMS’s equity at risk was established with non-substantive voting rights. The Partnership consolidates Bobcat DevCo in its financial statements under the VIE consolidation model, since the Partnership is the primary beneficiary and has the authority to direct the activities that most significantly affect Bobcat DevCo’s economic performance.
Bighorn DevCo, Beartooth DevCo and Panther DevCo are not VIEs. The Partnership consolidates these entities in its financial statements under the voting interest consolidation model.
Non-controlling interests. Non-controlling interests represent OMS’s retained ownership interests in Bobcat DevCo and Beartooth DevCo of 64.7% and 30%, respectively, as of September 30, 2020.
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
Oasis Petroleum Restructuring. The markets for crude oil, natural gas and NGLs have been volatile, especially over the last several months and years. Commodity prices have weakened to historical lows as a result of the demand impacts from the global novel coronavirus 2019 (“COVID-19”) pandemic, coupled with the supply impacts from actions of Saudi Arabia and Russia. In light of a volatile market environment that drove a severe downturn in crude oil and natural gas prices, as well as the unprecedented impact of the COVID-19 pandemic, Oasis Petroleum engaged with its lenders and an ad hoc committee of noteholders regarding restructuring alternatives. On September 29, 2020, Oasis Petroleum entered into a restructuring support agreement (“RSA”) which contemplates a restructuring pursuant to a joint “pre-packaged” plan of reorganization (the “Oasis Petroleum Restructuring Plan”) to increase financial flexibility and reduce its debt. On September 30, 2020, in connection with the Oasis Petroleum Restructuring Plan, Oasis Petroleum filed voluntary petitions for relief under chapter 11 of title 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of Texas. The Partnership and its subsidiaries, OMP Operating LLC (“OMP Operating”), Bighorn DevCo, Bobcat DevCo, Beartooth DevCo and Panther DevCo, were not included in Oasis Petroleum’s Chapter 11 filing.
Oasis Petroleum continues to operate its business as “debtors-in-possession,” and the United States Bankruptcy Court for the Southern District of Texas has entered orders approving certain relief to enable Oasis Petroleum to operate in the ordinary course of business. Since Oasis Petroleum commenced its Chapter 11 bankruptcy proceedings, the Partnership has continued to interact with Oasis Petroleum under normal course pursuant to the terms of its existing commercial agreements. There are no cross-acceleration or cross-default provisions between the Oasis Petroleum credit agreement and the Partnership’s credit agreement; as a result, there was not an automatic acceleration of the Partnership’s outstanding indebtedness under the Revolving Credit Facility due to Oasis Petroleum’s Chapter 11 filing.
COVID-19. The Partnership considered the impact of the ongoing COVID-19 pandemic on the assumptions and estimates used by management in the unaudited condensed consolidated financial statements for the reporting periods presented. As a result of lower forecasted throughput volumes driven by the significant decline in commodity prices, the Partnership recognized material asset impairment charges at March 31, 2020 (see Note 6 — Property, Plant and Equipment). Management’s estimates and assumptions were based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, heightened by the possibility of unforeseen additional impacts from COVID-19, actual results may differ from the estimates and assumptions used, or conditions may change, which could materially affect amounts reported in the consolidated financial statements in the near term.
Significant Accounting Policies
There have been no material changes to the Partnership’s critical accounting policies and estimates from those disclosed in the 2019 Annual Report, other than as noted below.
Financial instruments — credit losses. On January 1, 2020, the Partnership adopted Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology with a methodology that reflects estimated credit losses expected over the life of an exposure and requires consideration of historical data, current market conditions and reasonable and supportable forecasts to develop credit loss estimates. In accordance with ASU 2016-13, the Partnership uses the expected credit loss methodology to measure impairment of financial instruments, including accounts receivable, which may result in earlier recognition of credit losses than under previous GAAP. ASU 2016-13 does not apply to receivables between entities under common control. The adoption of ASU 2016-13 did not have a material impact on the Partnership’s financial position, cash flows or results of operations.
Recent Accounting Pronouncements
Reference rate reform. In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP guidance to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Partnership is currently evaluating its contracts and the optional expedients provided by ASU 2020-04 and the impact the new standard will have on its consolidated financial statements and related disclosures.

3. Revenue Recognition
Disaggregation of Revenues
The following table presents revenues associated with contracts with customers for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019(1)	2020	2019(1)

	(In thousands)
Service revenues
Crude oil, natural gas and NGL revenues	$43,137	$49,624	$138,226	$143,556
Produced and flowback water revenues	26,217	33,400	79,155	93,694
Total service revenues	69,354	83,024	217,381	237,250
Product revenues
Crude oil, natural gas and NGL revenues	13,863	15,388	31,165	42,246
Freshwater revenues	1,338	5,138	8,699	18,309
Total product revenues	15,201	20,526	39,864	60,555
Total revenues	$84,555	$103,550	$257,245	$297,805
___________________
(1)Retrospectively adjusted for the transfer of net assets between entities under common control. See Note 2 to our unaudited condensed consolidated financial statements.
Prior Period Performance Obligations
The Partnership records revenue when the performance obligations under the terms of its customer contracts are satisfied. The Partnership measures the satisfaction of its performance obligations using the output method based upon the volumes of crude oil, natural gas or water that flow through its systems. In certain cases, the Partnership is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Such differences have historically not been significant. For the three and nine months ended September 30, 2020 and 2019, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
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

The following table summarizes the changes in contract assets for the nine months ended September 30, 2020:

(In thousands)
Balance as of December 31, 2019	$—
Revenue recognized	1,538
Balance as of September 30, 2020	$1,538

The following table summarizes the changes in contract liabilities for the nine months ended September 30, 2020:

(In thousands)
Balance as of December 31, 2019	$3,681
Cash received	1,793
Revenue recognized	(449)
Balance as of September 30, 2020	$5,025
Remaining Performance Obligations
The following table presents estimated revenue allocated to remaining performance obligations for contracted revenues that are unsatisfied (or partially satisfied) as of September 30, 2020:

(In thousands)
2020 (excluding nine months ended September 30, 2020)	$6,067
2021	16,921
2022	17,175
2023	10,896
2024	11,089
Thereafter	2,768
Total	$64,916
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
On September 30, 2020, in connection with the Oasis Petroleum Restructuring Plan, Oasis Petroleum filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of Texas (see Note 2 — Summary of Significant Accounting Policies — Risks and Uncertainties).
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
The Partnership’s general and administrative expenses includes $7.9 million and $6.8 million from affiliate transactions with Oasis Petroleum for the three months ended September 30, 2020 and 2019, respectively, and $23.6 million and $21.6 million from affiliate transactions with Oasis Petroleum for the nine months ended September 30, 2020 and 2019, respectively.
Additionally, for the periods prior to the 2019 Delaware Acquisition, interest expense was recognized by the Delaware Predecessor related to its funding activity with Oasis Petroleum based on capital expenditures for the period using the weighted average effective interest rate for Oasis Petroleum’s long-term indebtedness. Interest expense, net of capitalized interest, includes $0.1 million and $0.4 million related to the Delaware Predecessor for the three and nine months ended September 30, 2019, respectively.
5. Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2020	December 31, 2019

	(In thousands)
Accrued capital costs	$3,353	$33,105
Accrued operating expenses	7,329	12,149
Other accrued liabilities	2,172	4,956
Total accrued liabilities	$12,854	$50,210

6. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	September 30, 2020	December 31, 2019

	(In thousands)
Pipelines	$529,470	$523,576
Natural gas processing plants	301,728	296,609
Produced and flowback water facilities	123,978	121,797
Compressor stations	184,735	143,276
Other property and equipment	34,363	34,231
Construction in progress	3,380	36,014
Total property, plant and equipment	1,177,654	1,155,503
Less: accumulated depreciation, amortization and impairment	(231,826)	(98,982)
Total property, plant and equipment, net	$945,828	$1,056,521
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
The Partnership reviewed the carrying amounts of its asset groups for recoverability as of March 31, 2020, as a result of lower forecasted throughput volumes due to changes in customers’ development plans associated with lower commodity prices. The Partnership completed a Step 1 impairment analysis by comparing the undiscounted future cash flows to the carrying amounts for each of its crude oil, natural gas, freshwater and produced and flowback water asset groups in the Williston Basin and the Delaware Basin. During the nine months ended September 30, 2020, the Partnership recorded an impairment charge of $101.8 million to reduce the carrying value of its property, plant and equipment to the estimated fair value. In the Williston Basin, the Partnership recorded impairment charges of $35.8 million related to its crude oil asset group and $33.1 million related to its freshwater asset group. In the Delaware Basin, the Partnership recorded impairment charges of $17.9 million related to its crude oil asset group and $15.0 million related to its produced and flowback water asset group.
The Partnership determined no impairment indicators existed as of September 30, 2020 and did not record an impairment charge for the three months ended September 30, 2020.

If commodity prices continue to decline or remain at depressed levels for a prolonged period of time, if there are shut-ins of production from customers’ existing producing wells or if there are significant changes in customers’ future development plans, including Oasis Petroleum, to the extent they affect the Partnership’s operations, such circumstances may necessitate assessment of the carrying amount of the Partnership’s affected assets for recoverability and may result in additional impairment charges in the future. In addition, if the United States oil and gas industry continues to experience an imbalance of supply and demand as it endured during the nine months ended September 30, 2020, the Partnership’s operations could be adversely affected and future impairment charges could be incurred.
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
7. Long-Term Debt
The Partnership has a revolving credit facility among OMP Operating, as borrower, Wells Fargo Bank, N.A., as Administrative Agent (the “Administrative Agent”) and the lenders party thereto (as amended, the “Revolving Credit Facility”), which matures on September 25, 2022. The Revolving Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures of the Partnership. As of September 30, 2020, the aggregate commitments under the Revolving Credit Facility were $575.0 million.
At September 30, 2020, the Partnership had $487.5 million of borrowings outstanding under the Revolving Credit Facility and a de minimis outstanding letter of credit, resulting in an unused borrowing capacity of $87.5 million. For the three and nine months ended September 30, 2020, the weighted average interest rate incurred on borrowings under the Revolving Credit Facility was 1.9% and 2.6%, respectively. The weighted average interest rate incurred on borrowings under the Revolving Credit Facility for the nine months ended September 30, 2020 excludes the Specified Default Interest (defined below). At December 31, 2019, the Partnership had $458.5 million of borrowings outstanding under the Revolving Credit Facility and a $1.7 million outstanding letter of credit.
The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%. The fair value of the Revolving Credit Facility approximates book value since borrowings under the Revolving Credit Facility bear interest at rates which are tied to current market rates.
In the second quarter of 2020, the Partnership identified that a Control Agreement (as defined in the Revolving Credit Facility) had not been executed for a certain bank account before the account was initially funded with cash, which represented an event of default. In May 2020, the Partnership executed a Control Agreement with respect to the bank account, thereby completing the documentation required under the Revolving Credit Facility, and entered into a limited waiver of this past event of default with the Majority Lenders (as defined in the Revolving Credit Facility), which provided forbearance of additional interest owed (“Specified Default Interest”) of $28.0 million until the earlier of (i) November 10, 2020 and (ii) an additional event of default. The Specified Default Interest is included in interest expense, net of capitalized interest on the Partnership’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020. No Specified Default Interest was recorded during the three months ended September 30, 2020. The Partnership and the Administrative Agent agreed to exclude the Specified Default Interest from the interest coverage ratio financial covenant calculation.
On September 29, 2020, the Partnership and OMP Operating executed a Waiver, Discharge and Forgiveness Agreement and Forbearance Extension (the “Waiver and Forbearance Agreement”) to permanently waive payment of the Specified Default Interest, subject to certain conditions. Under the terms of the Waiver and Forbearance Agreement, the Administrative Agent and the lenders agreed to forbear from demanding payment of the Specified Default Interest until the earlier to occur of (i) an additional event of default and (ii) the occurrence of the maturity date provided for in the Senior Secured Superpriority Debtor-In-Possession Revolving Credit Agreement entered into on October 2, 2020, among Oasis Petroleum, the other parties party thereto, each of the lenders thereto and Wells Fargo Bank, N.A., as administrative agent and issuing bank. The effectiveness of the waiver, discharge and forgiveness of the Specified Default Interest is subject to certain conditions, namely, effectiveness of the Oasis Petroleum Restructuring Plan, as well as the maintenance of the material contracts between Oasis Petroleum and the Partnership or the Partnership’s subsidiaries.
The Partnership was in compliance with the covenants under the Revolving Credit Facility at September 30, 2020.

8. Inventory
Inventory consists primarily of spare parts and equipment related to the Partnership’s midstream infrastructure. Inventory is stated at the lower of cost and net realizable value with cost determined on an average cost method. The Partnership assesses the carrying value of inventory and uses estimates and judgments when making any adjustments necessary to reduce the carrying value to net realizable value. Due to lower market prices, the Partnership recorded an inventory write-down of $0.4 million for the three months ended September 30, 2020 and $0.6 million for the nine months ended September 30, 2020.
The carrying value of the Partnership’s inventory was $8.1 million at September 30, 2020. The Partnership had no inventory at December 31, 2019.
9. Commitments and Contingencies
The Partnership has various contractual obligations in the normal course of its operations. Included below is a description of the Partnership’s various future commitments as of September 30, 2020.
Volume commitment agreements. As of September 30, 2020, the Partnership had certain agreements with an aggregate requirement to either deliver or purchase a minimum quantity of approximately 9.8 million barrels of water and approximately 24.8 million barrels of crude oil, prior to any applicable volume credits, within specified timeframes, all of which are 10 years or less. The estimable future commitments under these agreements were approximately $19.7 million as of September 30, 2020. The commitments under these arrangements are not recorded in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2020.
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
On September 28, 2020, the Oasis Entities entered into a Settlement and Mutual Release Agreement (the “Mirada Settlement Agreement”) with Mirada. The Mirada Settlement Agreement provides for, among other things, payment by OPNA to certain Mirada related parties of $42.8 million (with $20 million due on the effective date of the Oasis Petroleum Restructuring Plan, and the balance due on or before 180 days after the effective date of the Oasis Petroleum Restructuring Plan) and mutual releases, including, without limitation, release of all claims asserted in the Mirada litigation against the Oasis Entities. None of the Partnership, Bighorn DevCo, Bobcat DevCo, or Beartooth DevCo will contribute to the settlement payment.
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
On September 14, 2020, OP LLC entered into a Settlement Agreement and Release of All Claims with Mr. Solomon which provides for, among other things, payment by OP LLC of $15,000 and a release by Mr. Solomon of claims against OP LLC and its affiliates, which includes, but is not limited to, all claims asserted, or which could have been asserted, against OP LLC and its affiliates arising out of or relating in any way to the Solomon litigation. On September 25, 2020, the Solomon litigation was dismissed with prejudice. None of the Partnership, Bighorn DevCo, Bobcat DevCo, Beartooth DevCo or Panther DevCo will contribute to the settlement payment.
10. Equity-Based Compensation
The Oasis Midstream Partners LP 2017 Long Term Incentive Plan (“LTIP”) provides for the grant, at the discretion of the Board of Directors of the General Partner, of options, unit appreciation rights, restricted units, phantom units, and other unit or cash-based awards. The purpose of awards under the LTIP is to provide additional incentive compensation to individuals providing services to the Partnership and to align the economic interests of such individuals with the interests of the Partnership’s unitholders. As of September 30, 2020, the aggregate number of common units that may be issued pursuant to any and all awards under the LTIP was equal to 2,793,360 common units.
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
During the nine months ended September 30, 2020, the Partnership granted 16,170 restricted unit awards to certain independent directors at a weighted-average grant date fair value of $16.69 per common unit, which vest over a one year period. The Partnership recorded equity-based compensation expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively. Equity-based compensation expense is recorded under general and administrative expenses on the Partnership’s Condensed Consolidated Statements of Operations.
As of September 30, 2020, unrecognized equity-based compensation expense for outstanding restricted unit awards was $0.1 million, which is expected to be recognized over a weighted average period of 0.3 years.
11. Partnership Equity and Distributions
The following table details the distributions paid in respect of each period in which the distributions were earned for the periods presented:

				Distributions
				Limited Partners		General Partner
Period	Record Date	Distribution Date	Distribution per limited partner unit	Common units	Subordinated units	IDRs

				(In thousands)
Q2 2019	August 16, 2019	August 28, 2019	$0.490	$9,822	$6,738	$463
Q3 2019	November 15, 2019	November 27, 2019	0.515	10,323	7,081	745
Q4 2019	February 13, 2020	February 27, 2020	0.540	10,833	7,425	1,027
Q1 2020	May 28, 2020	June 8, 2020	0.540	10,833	7,425	1,027
Q2 2020	August 14, 2020	August 27, 2020	0.540	10,833	7,425	1,027
Cash distributions. On November 3, 2020, the Board of Directors of the General Partner declared the quarterly cash distribution for the third quarter of 2020 of $0.54 per unit. In addition, the General Partner will receive a cash distribution of $1.0 million attributable to the incentive distribution rights related to earnings for the third quarter of 2020.  These distributions will be payable on November 27, 2020 to unitholders of record as of November 13, 2020.
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
Diluted earnings (loss) per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the LTIP, were exercised, settled or converted into common units. When it is determined that potential common units should be included in diluted net income (loss) per limited partner unit calculation, the impact is reflected by applying the treasury stock method. There are no adjustments made to net income (loss) attributable to Oasis Midstream Partners LP in the calculation of diluted earnings (loss) per unit. Diluted weighted average limited partner units outstanding includes the dilutive effect of unvested restricted unit awards (see Note 10 — Equity-Based Compensation). For the nine months ended September 30, 2020, the diluted loss per share calculation excludes the anti-dilutive effect of unvested restricted unit awards.

The following is a calculation of the basic and diluted weighted average units outstanding for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Basic weighted average common units outstanding	20,045	20,027	20,044	20,022
Dilutive effect of restricted awards	3	11	—	17
Diluted weighted average common units outstanding	20,048	20,038	20,044	20,039

The following tables present the calculation of earnings (loss) per limited partner unit under the two-class method for each period presented:

	Nine Months Ended September 30, 2020
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total

	(In thousands, except per unit data)
Net income (loss) attributable to Oasis Midstream Partners LP
Distribution declared	$3,081	$32,499	$22,275	$57,855
Undistributed loss attributable to Oasis Midstream Partners LP	—	(53,452)	(36,667)	(90,119)
Net income (loss) attributable to Oasis Midstream Partners LP	$3,081	$(20,953)	$(14,392)	$(32,264)

Weighted average limited partners units outstanding
Basic		20,044
Diluted		20,044

Net loss attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$(1.05)
Diluted		(1.05)

Anti-dilutive restricted units		16

	Nine Months Ended September 30, 2019
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total

	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP
Distribution declared	$1,474	$29,567	$20,281	$51,322
Undistributed earnings attributable to Oasis Midstream Partners LP	—	16,514	11,341	27,855
Net income attributable to Oasis Midstream Partners LP	$1,474	$46,081	$31,622	$79,177

Weighted average limited partners units outstanding
Basic		20,022
Diluted		20,039

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$2.30
Diluted		2.30

Anti-dilutive restricted units		5

	Three Months Ended September 30, 2020
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total
	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP
Distribution declared	$1,027	$10,833	$7,425	$19,285
Undistributed earnings attributable to Oasis Midstream Partners LP	—	4,730	3,246	7,976
Net income attributable to Oasis Midstream Partners LP	$1,027	$15,563	$10,671	$27,261

Weighted average limited partners units outstanding
Basic		20,045
Diluted		20,048

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$0.78
Diluted		0.78

Anti-dilutive restricted units		13

	Three Months Ended September 30, 2019
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total
	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP
Distribution declared	$745	$10,323	$7,081	$18,149
Undistributed earnings attributable to Oasis Midstream Partners LP	—	7,878	5,409	13,287
Net income attributable to Oasis Midstream Partners LP	$745	$18,201	$12,490	$31,436

Weighted average limited partners units outstanding
Basic		20,027
Diluted		20,038

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$0.91
Diluted		0.91

Anti-dilutive restricted units		7

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
•an inability of Oasis Petroleum to effectively implement the Oasis Petroleum Restructuring Plan;
•changes to the composition of Oasis Petroleum’s board of directors pursuant to the Oasis Petroleum Restructuring Plan, which could have different views on the issues that will determine Oasis Petroleum’s strategic and operational direction and may differ materially from those of the past, including Oasis Petroleum’s strategic relationship with the Partnership;
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
Overview
We are a fee-based master limited partnership formed by our sponsor, Oasis Petroleum Inc. (together with its wholly-owned subsidiaries, “Oasis Petroleum”), to own, develop, operate and acquire a diversified portfolio of midstream assets in North America that are integral to the crude oil and natural gas operations of Oasis Petroleum and are strategically positioned to capture volumes from other producers. Our midstream operations are performed within the Williston Basin and the Delaware Basin. We generate the majority of our revenues through long-term, fixed-fee contracts with Oasis Petroleum pursuant to which we provide crude oil, natural gas and water-related midstream services. We expect to grow acquisitively through accretive, dropdown acquisitions, as well as organically as Oasis Petroleum continues to develop its acreage. We also expect to grow by increasing services provided to third parties and through acquisitions of midstream assets from third parties.

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
We conduct our business through our ownership of our DevCos, two of which are jointly-owned with Oasis Petroleum. As of September 30, 2020, we own a 100% equity interest in Bighorn DevCo LLC (“Bighorn DevCo”), a 35.3% equity interest in Bobcat DevCo LLC (“Bobcat DevCo”), a 70% equity interest in Beartooth DevCo LLC (“Beartooth DevCo”) and a 100% equity interest in Panther DevCo LLC (“Panther DevCo”). As of September 30, 2020, Oasis Petroleum owns a 64.7% and 30% non-controlling equity interest in Bobcat DevCo and Beartooth DevCo, respectively.
We are party to long-term, fixed-fee contracts with wholly-owned subsidiaries of Oasis Petroleum for natural gas services (gathering, compression, processing, gas lift and natural gas liquids (“NGLs”) storage), crude oil services (gathering, stabilization, blending and storage), produced and flowback water services (gathering and disposal) and freshwater services (fracwater and flushwater supply and distribution). We are also a party to the long-term, Federal Energy Regulatory Commission (“FERC”) regulated transportation services agreement governing the transportation of crude oil via pipeline from the Wild Basin area to Johnson’s Corner. The amount of revenue we generate primarily depends on the volume of crude oil, natural gas and water for which we provide midstream services. We generate a substantial majority of our revenues through these contracts, which minimizes our direct exposure to commodity prices. While we have increased our customer diversification by providing midstream services to third parties, we are largely dependent on Oasis Petroleum as our most significant customer.
Oasis Petroleum Restructuring
In light of a volatile market environment that drove a severe downturn in crude oil and natural gas prices, as well as the unprecedented impact of the COVID-19 pandemic, Oasis Petroleum engaged with its lenders and an ad hoc committee of noteholders regarding restructuring alternatives. On September 29, 2020, Oasis Petroleum entered into a restructuring support agreement (“RSA”), which contemplates a restructuring pursuant to a joint “pre-packaged” plan of reorganization (the “Oasis Petroleum Restructuring Plan”) to increase financial flexibility and reduce its debt. On September 30, 2020, in connection with the Oasis Petroleum Restructuring Plan, Oasis Petroleum filed voluntary petitions for relief under chapter 11 of title 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of Texas. The Partnership and its subsidiaries, OMP Operating LLC (“OMP Operating”), Bighorn DevCo, Bobcat DevCo, Beartooth DevCo and Panther DevCo, were not included in Oasis Petroleum’s Chapter 11 filing.
We do not expect the Chapter 11 proceedings at Oasis Petroleum to have a significant impact on OMP’s liquidity position or ability to operate. Oasis Petroleum continues to operate its business as “debtors-in-possession”, and the United States Bankruptcy Court for the Southern District of Texas entered orders approving certain relief to enable Oasis Petroleum to operate in the ordinary course of business. Since Oasis Petroleum commenced Chapter 11 bankruptcy proceedings, we have continued to interact with Oasis Petroleum under normal course pursuant to the terms of our existing commercial agreements. Oasis Petroleum expects to emerge from Chapter 11 in the fourth quarter of 2020, and we expect to continue to provide midstream services to Oasis Petroleum under normal course during this time. In addition, there are no cross-acceleration or cross-default provisions between the Oasis Petroleum credit agreement and the OMP credit agreement; accordingly, there was not an automatic acceleration of outstanding indebtedness under OMP’s Revolving Credit Facility as a result of Oasis Petroleum’s Chapter 11 filing (see Item 1. “Financial Statements (Unaudited) — Notes to Condensed Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies — Risks and Uncertainties”).

COVID-19
On March 13, 2020, the United States declared the COVID-19 pandemic a national emergency, and several states, including Texas, North Dakota and Montana, and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These containment measures, while aiding in the prevention of further outbreak of COVID-19, have resulted in a severe drop in energy demand and general economic activity. To the extent COVID-19 continues or worsens, governments may impose additional similar restrictions. We have taken, and continue to take, proactive steps to manage any disruption in our business caused by COVID-19. For instance, even though our operations were not required to close, we adopted a work-from-home system and have deployed additional safety protocols at our operating sites in order to keep our employees and contractors safe and to keep our operations running without material disruption.
Commodity prices have experienced significant volatility in 2020 as a result of macroeconomic factors, including demand impacts due to global disruptions resulting from COVID-19 and supply impacts related to actions by members of the Organization of Petroleum Exporting Countries (“OPEC”) and other non-OPEC, oil producing countries, including Russia. U.S. onshore producers, including Oasis Petroleum, have taken actions in response to these events, including reductions to capital spending, changes to development plans and delays in production, which have reduced demand for our services and adversely impacted our ability to maintain or increase existing throughput volumes on our systems. While certain producers we provide services to, including Oasis Petroleum, brought production back online from temporary shut-ins during the third quarter, we cannot predict whether or when crude oil production and economic activities will return to normalized levels. The commodity price environment is expected to remain depressed based on over-supply, decreasing demand and a global economic recession.
Ultimately, a prolonged period of lower commodity prices may adversely affect our operating results and cash flows. If constraints continue such that storage becomes unavailable to our customers, including Oasis Petroleum, or commodity prices remain depressed, our customers may elect to shut-in some or all of their production, delay or discontinue drilling plans or seek to amend existing contracts to reduce the volumetric fees we charge. If the United States oil and gas industry continues to experience an imbalance of supply and demand, it is likely that our operations will be so affected which could result in future impairment charges, changes to our cash distribution strategy and/or changes in how we manage and operate our business.
Highlights:
•Declared the quarterly cash distribution of $0.54 per unit.
•Net income was $43.7 million and net cash from operating activities was $53.3 million.
•Adjusted EBITDA(1) was $57.1 million and Adjusted EBITDA attributable to Oasis Midstream Partners LP(1) was $37.3 million.
•Distributable cash flow(1) (“DCF”) was $34.1 million and DCF coverage was 1.8x.
•Natural gas processing volumes were 213.1 MMscfpd in the third quarter of 2020, increasing approximately 40% from the second quarter of 2020. Approximately 61.5 MMscfpd of these natural gas processing volumes were from third party producers, up approximately 130% from the second quarter of 2020.
•Solid cost control drove higher margins across commodity streams. Operating income improved to 55% of revenue in the third quarter of 2020, compared to 42% in the second quarter of 2020.
•Executed agreement to permanently waive default interest charges based on certain conditions set by OMP’s lenders that are expected to be satisfied (see “Liquidity and Capital Resources” below).
•OMP is not included in Oasis Petroleum’s financial restructuring process; OMP and Oasis Petroleum continue to operate in the normal course.

The following table summarizes the throughput volumes, operating income (loss), depreciation, amortization and impairment and capital expenditures of each of our DevCos for the three and nine months ended September 30, 2020 and 2019. The amounts shown in the table below are presented on a gross basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands, except throughput volumes)
Bighorn DevCo
Crude oil services volumes (MBopd)	31.4	47.0	33.8	49.8
Natural gas services volumes (MMscfpd)	213.1	236.0	203.6	210.4
Operating income	$16,728	$17,145	$26,987	$40,843
Depreciation, amortization and impairment	3,593	3,099	30,534	9,793
Capital expenditures	995	2,071	6,297	14,860
Bobcat DevCo
Crude oil services volumes (MBopd)	26.6	36.9	26.9	40.2
Natural gas services volumes (MMscfpd)	254.0	277.7	242.5	253.6
Water services volumes (MBowpd)	52.8	54.5	52.8	52.7
Operating income	$22,454	$29,449	$50,698	$79,360
Depreciation, amortization and impairment	4,090	3,484	29,657	9,655
Capital expenditures	(1,697)	22,946	10,356	121,250
Beartooth DevCo
Water services volumes (MBowpd)	68.0	143.9	85.0	140.3
Operating income (loss)	$6,549	$14,078	$(11,323)	$42,552
Depreciation, amortization and impairment	2,261	2,400	40,180	7,026
Capital expenditures	(492)	4,065	(756)	20,009
Panther DevCo
Crude oil services volumes (MBopd)	10.6	1.0	9.1	0.6
Water services volumes (MBowpd)	41.0	32.7	40.6	29.4
Operating income (loss)	$1,671	$1,918	$(28,037)	$4,546
Depreciation, amortization and impairment	597	160	34,231	351
Capital expenditures	(3,636)	7,702	6,193	20,197
Oasis Midstream Partners LP
DevCo operating income	$47,402	$62,590	$38,325	$167,301
Public company expenses	898	858	2,924	2,606
Operating income	46,504	61,732	35,401	164,695
Depreciation, amortization and impairment	10,541	9,143	134,602	26,825
Equity-based compensation expenses	68	84	201	303
Capitalized interest	5	331	322	633
Maintenance capital expenditures	598	2,703	2,934	14,314
Expansion capital expenditures	(5,428)	34,081	19,156	162,002
Total capital expenditures	(4,825)	37,115	22,412	176,949

Items Affecting Comparability
2019 Delaware Acquisition. On November 1, 2019, we entered into an agreement with Oasis Petroleum to acquire certain crude oil gathering and produced and flowback water gathering and disposal assets in the Delaware Basin (the “2019 Delaware Acquisition”). The 2019 Delaware Acquisition was accounted for as a transfer of net assets between entities under common control. As a result, the financial information for the period prior to the effective date of November 1, 2019 has been recast. See

Item 1. “Financial Statements (Unaudited) — Notes to Condensed Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies — Basis of Presentation.”
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
•Product sales - third parties. We record product sales from third parties for the supply and distribution of freshwater to non-affiliated customers.
The following table summarizes our revenues for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

	(In thousands)
Revenues
Midstream services – Oasis Petroleum	$67,401	$81,184	$(13,783)	$206,340	$232,458	$(26,118)
Midstream services – third parties	1,953	1,840	113	11,041	4,792	6,249
Product sales – Oasis Petroleum	15,184	20,517	(5,333)	39,841	60,517	(20,676)
Product sales – third parties	17	9	8	23	38	(15)
Total revenues	$84,555	$103,550	$(18,995)	$257,245	$297,805	$(40,560)

Three months ended September 30, 2020 as compared to three months ended September 30, 2019
Total midstream revenues decreased $19.0 million to $84.6 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This decrease was driven by a $13.7 million decrease in service revenues and a $5.3 million decrease in product sales.
The $13.7 million decrease in service revenues was driven by a $7.2 million decrease in produced and flowback water service revenues due to an $8.8 million decrease in service revenues from Oasis Petroleum due primarily to fewer volumes in the Williston Basin, partially offset by a $1.6 million increase in produced and flowback water service revenues from third parties due to the commencement of services to third parties in Wild Basin during 2020. In addition, there was a $6.5 million decrease in crude oil and natural gas service revenues due to a decrease in crude oil and natural gas volumes from Oasis Petroleum in the Williston Basin.
The $5.3 million decrease in product sales was driven by a $1.6 million decrease in natural gas product sales to Oasis Petroleum driven by fewer volumes supplied from third party producers, coupled with a $3.8 million decrease in freshwater product sales due to a decrease in freshwater deliveries to Oasis Petroleum as a result of a reduction in well completions.

Nine months ended September 30, 2020 as compare to nine months ended September 30, 2019
Total midstream revenues decreased $40.6 million to $257.2 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease was driven by a $20.7 million decrease in product sales and a $19.9 million decrease in service revenues.
The $19.9 million decrease in service revenues was driven by a $14.5 million decrease in produced and flowback water service revenues due to a $20.2 million decrease in service revenues from Oasis Petroleum due to fewer volumes, partially offset by a $5.6 million increase in produced and flowback water service revenues from third parties due to the commencement of services to third parties in Wild Basin. In addition, there was a $5.3 million decrease in crude oil and natural gas service revenues primarily related to a decrease in crude oil and natural gas volumes in the Williston Basin.
The $20.7 million decrease in product sales was driven by an $11.3 million decrease in natural gas product sales to Oasis Petroleum driven by fewer volumes supplied from third party producers. In addition, there was a $9.6 million decrease in freshwater product sales due to a decrease in freshwater deliveries to Oasis Petroleum as a result of a reduction in well completions.
Operating expenses and other expenses
The following table summarizes our operating expenses and other expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

	(In thousands)
Operating expenses
Costs of product sales	$5,958	$7,001	$(1,043)	$16,605	$27,088	$(10,483)
Operating and maintenance	12,682	18,009	(5,327)	44,030	54,975	(10,945)
Depreciation and amortization	9,083	9,143	(60)	31,161	26,825	4,336
Impairment	1,458	—	1,458	103,441	—	103,441
General and administrative	8,870	7,665	1,205	26,607	24,222	2,385
Total operating expenses	38,051	41,818	(3,767)	221,844	133,110	88,734
Operating income	46,504	61,732	(15,228)	35,401	164,695	(129,294)
Other expenses
Interest expense, net of capitalized interest	(2,753)	(4,612)	1,859	(38,196)	(12,911)	(25,285)
Other expenses	(7)	—	(7)	(150)	(4)	(146)
Total other expenses	(2,760)	(4,612)	1,852	(38,346)	(12,915)	(25,431)
Net income (loss)	43,744	57,120	(13,376)	(2,945)	151,780	(154,725)
Less: Net income attributable to Delaware Predecessor	—	1,818	(1,818)	—	4,104	(4,104)
Less: Net income attributable to non-controlling interests	16,483	23,866	(7,383)	29,319	68,499	(39,180)
Net income (loss) attributable to Oasis Midstream Partners LP	27,261	31,436	(4,175)	(32,264)	79,177	(111,441)
Less: Net income attributable to General Partner	1,027	745	282	3,062	1,474	1,588
Net income (loss) attributable to limited partners	$26,234	$30,691	$(4,457)	$(35,326)	$77,703	$(113,029)

Three months ended September 30, 2020 as compared to three months ended September 30, 2019
Costs of product sales. Costs of product sales decreased $1.0 million to $6.0 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was primarily driven by a $0.8 million decrease in freshwater costs of product sales due to reductions in freshwater purchase costs related to lower activity, coupled with a $0.4 million decrease in natural gas costs of product sales due to a reduction in natural gas purchase costs.
Operating and maintenance. Operating and maintenance expenses decreased $5.3 million to $12.7 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was primarily driven by a

$3.6 million decrease in produced and flowback water operating and maintenance expenses related to lower activity, coupled with a $1.7 million decrease in crude oil and natural gas operating and maintenance expenses primarily related to lower natural gas processing expenses associated with reductions in activity.
Depreciation and amortization. Depreciation and amortization expenses decreased $0.1 million to $9.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was driven by a reduction in the carrying value of assets following impairment charges taken in the first quarter of 2020, partially offset by additional assets placed in service.
Impairment. We recorded an impairment loss of $1.5 million for the three months ended September 30, 2020 primarily related to the impairment of a right-of-use asset associated with mechanical refrigeration units leased at our natural gas processing complex in Wild Basin. No impairment loss was recorded for the three months ended September 30, 2019.
General and administrative (“G&A”) expenses. G&A expenses increased $1.2 million to $8.9 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase was primarily a result of an increase in allocated charges from Oasis Petroleum for G&A services related to increased support from Oasis Petroleum due to organizational growth of the midstream business segment.
Interest expense, net of capitalized interest. Interest expense, net of capitalized interest, decreased $1.9 million to $2.8 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was primarily due to a reduction in the weighted average borrowing rate from 4.1% at September 30, 2019 to 1.9% at September 30, 2020.
Nine months ended September 30, 2020 as compared to nine months ended September 30, 2019
Costs of product sales. Cost of product sales decreased $10.5 million to $16.6 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease was primarily driven by a $9.5 million decrease in natural gas costs of product sales due to a reduction in natural gas purchase costs, coupled with a $1.5 million decrease in freshwater costs of product sales due to a reduction in freshwater purchase costs related to lower activity.
Operating and maintenance. Operating and maintenance expenses decreased $10.9 million to $44.0 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease was primarily driven by a $5.8 million decrease in produced and flowback water operating and maintenance expenses related to lower activity, coupled with a $2.8 million decrease in crude oil operating and maintenance expenses and a $2.4 million decrease in natural gas operating and maintenance expenses primarily related to reductions in activity.
Depreciation and amortization. Depreciation and amortization expenses increased $4.3 million to $31.2 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase was a result of additional assets placed into service, coupled with the acceleration of depreciation expense related to mechanical refrigeration units which we began to decommission at our natural gas processing complex in Wild Basin during the second quarter of 2020.
Impairment. Impairment expense increased to $103.4 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we recorded an impairment loss of $101.8 million to adjust the carrying value of our property, plant and equipment to fair value associated with impairment indicators identified at March 31, 2020. In addition, we recorded an impairment loss of $1.1 million related to the impairment of a right-of-use asset associated with mechanical refrigeration units leased at our natural gas processing complex in Wild Basin, and an impairment loss of $0.6 million to adjust the carrying value of our spare parts and equipment inventory to its net realizable value. No impairment loss was recorded for the nine months ended September 30, 2019.
G&A expenses. G&A expenses increased $2.4 million to $26.6 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase was primarily a result of an increase in allocated charges from Oasis Petroleum for G&A services related to increased support from Oasis Petroleum due to organizational growth of the midstream business segment, coupled with an increase in public company G&A expenses.
Interest expense, net of capitalized interest. Interest expense, net of capitalized interest, increased $25.3 million to $38.2 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase was primarily due to an additional interest charge of $28.0 million pursuant to the Limited Waiver (defined below in “Liquidity and Capital Resources — Cash flows provided by (used in) financing activities”), offset by a reduction in the weighted average borrowing rate.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from operations and borrowings under our Revolving Credit Facility. We believe cash generated from these sources will be sufficient to meet our short-term working capital needs, long-term capital expenditure requirements and quarterly cash distributions. We expect to fund future expansion capital expenditures and acquisitions primarily through a combination of borrowings under our Revolving Credit Facility and, if necessary, the issuance of additional equity or debt securities. Our primary uses of cash have been for capital expenditures towards our midstream infrastructure, dropdown acquisitions from Oasis Petroleum, distributions to our unitholders, payment of operating and maintenance expenditures and interest payments on outstanding debt. We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our unitholders will be funded from cash flows internally generated from our operations. We expect to have adequate liquidity to meet our future cash requirements; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a material adverse effect on our financial position, results of operations or cash flows, as well as our ability to access sources of capital. Please see Part II. Item 1A. “Risk Factors” for more information regarding such risks.
On September 30, 2020, in connection with the Oasis Petroleum Restructuring Plan, Oasis Petroleum filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. The Partnership was not included in Oasis Petroleum’s Chapter 11 bankruptcy proceedings, and the Partnership does not expect such bankruptcy proceedings to have a significant impact on its liquidity position or ability to operate. There are no cross-acceleration or cross-default provisions between the Oasis Petroleum credit agreement and the OMP credit agreement; accordingly, such Chapter 11 bankruptcy proceedings at Oasis Petroleum did not trigger an automatic acceleration of outstanding indebtedness under OMP’s Revolving Credit Facility. We believe we will continue to provide midstream services pursuant to our commercial agreements with Oasis Petroleum, and we expect to have sufficient liquidity to meet our obligations as they come due during the next twelve months. We do not have any near-term debt maturities, as our Revolving Credit Facility matures on September 25, 2022. We do not expect a violation of any financial covenants contained in our Revolving Credit Facility during the next twelve months.
Our cash flows for the nine months ended September 30, 2020 and 2019 are presented below:

	Nine Months Ended September 30,
	2020	2019

	(In thousands)
Net cash provided by operating activities	$166,405	$175,578
Net cash used in investing activities	(52,163)	(186,702)
Net cash provided by (used in) financing activities	(83,711)	9,147
Increase (decrease) in cash and cash equivalents	$30,531	$(1,977)
Cash flows provided by operating activities
Net cash provided by operating activities was $166.4 million and $175.6 million for the nine months ended September 30, 2020 and 2019, respectively. The $9.2 million decrease in cash flows from operating activities for the nine months ended September 30, 2020, as compared to 2019, was primarily due to lower net income, offset by working capital changes.
Working capital. Our working capital is driven by changes in accounts receivable and accounts payable and other factors, such as credit extended to, and the timing of collections from, our customers. As of September 30, 2020, we had a working capital balance of $34.4 million, and we had $122.2 million of liquidity available, including $34.7 million in cash and cash equivalents and $87.5 million in unused borrowing capacity on our Revolving Credit Facility.
We expect to have adequate liquidity to meet our future working capital requirements; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a material adverse effect on our financial position, results of operations or cash flows.
Cash flows used in investing activities
Net cash used in investing activities was $52.2 million and $186.7 million for the nine months ended September 30, 2020 and 2019, respectively. The $134.5 million decrease in net cash used in investing activities for the nine months ended September 30, 2020, as compared to 2019, was primarily attributable to a reduction in capital spending on midstream infrastructure in Wild Basin.

Capital expenditures.
Our capital expenditures are summarized in the following table, on a gross and net basis, for the periods presented:

	1Q 2020		2Q 2020		3Q 2020		Nine Months Ended September 30, 2020

	(In thousands)
Capital expenditures	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Maintenance capital expenditures	$2,004	$1,433	$332	$460	$598	$768	$2,934	$2,661
Expansion capital expenditures	22,436	15,566	2,148	1,748	(5,428)	(4,352)	19,156	12,962
Capitalized interest	249	249	68	68	5	5	322	322
Total capital expenditures (1)(2)	$24,689	$17,248	$2,548	$2,276	$(4,825)	$(3,579)	$22,412	$15,945
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
(2)Negative amounts reflect differences between the estimated capital expenditures accrued in a reporting period and actual capital expenditures recognized in a subsequent reporting period.
Our capital expenditures by DevCo are summarized in the following table, on a gross and net basis, for the periods presented:

		1Q 2020		2Q 2020		3Q 2020		Nine Months Ended September 30, 2020

		(In thousands)
DevCos	OMP Ownership(1)	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Bighorn DevCo	100%	$3,629	$3,629	$1,673	$1,673	$995	$995	$6,297	$6,297
Bobcat DevCo	35.3%	11,776	4,163	277	98	(1,697)	(599)	10,356	3,662
Beartooth DevCo	70%	(575)	(403)	311	218	(492)	(344)	(756)	(529)
Panther DevCo	100%	9,610	9,610	219	219	(3,636)	(3,636)	6,193	6,193
OMP Operating	100%	249	249	68	68	5	5	322	322
Total(2)(3)		$24,689	$17,248	$2,548	$2,276	$(4,825)	$(3,579)	$22,412	$15,945
___________________
(1)Ownership interest as of September 30, 2020.
(2)Capital expenditures reflected in the table above differ from capital expenditures shown in the statements of cash flows in our unaudited condensed consolidated financial statements because amounts reflected in the table above include changes in accrued capital expenditures from the previous reporting period, while amounts presented in the statements of cash flows are presented on a cash basis.
(3)Negative amounts reflect differences between the estimated capital expenditures accrued in a reporting period and actual capital expenditures recognized in a subsequent reporting period.
2020 Revised Capital Program. We revised our planned capital program from what we disclosed in our 2019 Annual Report as a result of current market conditions. Our revised 2020 capital program, excluding acquisitions, will accommodate a gross capital expenditure level of approximately $29.0 million to $32.0 million, with approximately $21.0 million to $24.0 million attributable to the Partnership. We expect to spend approximately 6% to 8% of EBITDA for maintenance capital expenditures, which is included in our total capital expenditure program. We will continue to evaluate the level of capital spending throughout the year based on the following factors, among others:
•pace of our customers’ development;
•operating and construction costs;
•our ability to achieve material supplier price reductions;
•indebtedness levels; and
•impact of new laws and regulations on our business practices.
We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and borrowings under our Revolving Credit Facility.

Cash flows provided by (used in) financing activities
Net cash used in financing activities was $83.7 million for the nine months ended September 30, 2020 and net cash provided by financing activities was $9.1 million for the nine months ended September 30, 2019. The $92.9 million decrease in net cash from financing activities was primarily attributable to an $84.0 million decrease in net borrowings under the Revolving Credit Facility.
Revolving Credit Facility. At September 30, 2020, we had $575.0 million of commitments under the Revolving Credit Facility. The Revolving Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures. At September 30, 2020, we had $487.5 million of borrowings outstanding under the Revolving Credit Facility and a de minimis outstanding letter of credit, resulting in an unused borrowing capacity of $87.5 million.
For the three and nine months ended September 30, 2020, the weighted average interest rate incurred on borrowings under the Revolving Credit Facility was 1.9% and 2.6%, respectively. The weighted average interest rate incurred on borrowings under the Revolving Credit Facility for the nine months ended September 30, 2020 excludes the Specified Default Interest (as defined below).
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
In the second quarter of 2020, the Partnership identified that a Control Agreement (as defined in the Revolving Credit Facility) had not been executed for a certain bank account before the account was initially funded with cash, which represented an event of default. In May 2020, the Partnership executed a Control Agreement with respect to the bank account, thereby completing the documentation required under the Revolving Credit Facility, and entered into a limited waiver of this past event of default with the Majority Lenders (as defined in the Revolving Credit Facility), which provided forbearance of additional interest owed (“Specified Default Interest”) of $28.0 million until the earlier of (i) November 10, 2020 and (ii) an additional event of default. The Specified Default Interest is included in interest expense, net of capitalized interest on the Partnership’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020. No Specified Default Interest was recorded during the three months ended September 30, 2020. The Partnership and Administrative Agent agreed to exclude the Specified Default Interest from the interest coverage ratio financial covenant calculation.
On September 29, 2020, we executed a Waiver, Discharge and Forgiveness Agreement and Forbearance Extension (the “Waiver and Forbearance Agreement”) to permanently waive payment of the Specified Default Interest, subject to certain conditions. Under the terms of the Waiver and Forbearance Agreement, the Administrative Agent and the lenders agreed to forbear from demanding payment of the Specified Default Interest until the earlier to occur of (i) an additional event of default and (ii) the occurrence of the maturity date provided for in the Senior Secured Superpriority Debtor-In-Possession Revolving Credit Agreement entered into on October 2, 2020, among Oasis Petroleum, the other parties party thereto, each of the lenders thereto and Wells Fargo Bank, N.A., as administrative agent and issuing bank. The effectiveness of the waiver, discharge and forgiveness of the Specified Default Interest is subject to certain conditions, namely, effectiveness of the Oasis Petroleum Restructuring Plan, as well as the maintenance of the material contracts between Oasis Petroleum and the Partnership or the Partnership’s subsidiaries.
We were in compliance with the covenants under the Revolving Credit Facility at September 30, 2020.

Cash Distributions
On November 3, 2020, the Board of Directors of the General Partner declared the quarterly distribution for the third quarter of 2020 of $0.54 per unit. In addition, the General Partner will receive a cash distribution of $1.0 million attributable to the incentive distribution rights related to earnings for the third quarter of 2020. These distributions will be payable on November 27, 2020 to unitholders of record as of November 13, 2020.
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
Non-GAAP Financial Measures
Cash Interest, Adjusted EBITDA and Distributable Cash Flow are supplemental non-GAAP financial measures that are used by management and external users of the Partnership’s consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. These non-GAAP financial measures should not be considered in isolation or as a substitute for interest expense, net income (loss), operating income (loss), net cash provided by (used in) operating activities or any other measures prepared under GAAP. Because Cash Interest, Adjusted EBITDA and Distributable Cash Flow exclude some but not all items that affect interest expense, net income and net cash provided by operating activities and may vary among companies, the amounts presented may not be comparable to similar metrics of other companies.
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
The following table presents a reconciliation of the GAAP financial measure of interest expense, net of capitalized interest, to the non-GAAP financial measure of Cash Interest for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019(1)	2020	2019(1)

	(In thousands)
Interest expense, net of capitalized interest(2)	$2,753	$4,612	$38,196	$12,911
Capitalized interest	5	331	322	633
Amortization of deferred financing costs	(274)	(243)	(815)	(660)
Cash Interest(2)	2,484	4,700	37,703	12,884
Less: Cash Interest attributable to Delaware Predecessor	—	(196)	—	(652)
Less: Cash Interest attributable to non-controlling interests(3)	(3)	(3)	(9)	(8)
Cash Interest attributable to Oasis Midstream Partners LP(2)	$2,481	$4,501	$37,694	$12,224
__________________
(1)Retrospectively adjusted for the transfer of net assets between entities under common control. See Item 1. “Financial Statements (Unaudited) — Notes to Condensed Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies — Basis of Presentation.”
(2)Interest expense, Cash Interest and Cash Interest attributable to Oasis Midstream Partners LP each includes an additional interest charge of $28.0 million for the nine months ended September 30, 2020 pursuant to the Limited Waiver.
(3)Amounts represent Cash Interest attributable to non-controlling interests associated with finance leases.

Adjusted EBITDA and Distributable Cash Flow
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

The following table presents reconciliations of the GAAP financial measures of net income (loss) and net cash provided by operating activities to the non-GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019(1)	2020	2019(1)

	(In thousands)
Net income (loss)	$43,744	$57,120	$(2,945)	$151,780
Depreciation and amortization	9,083	9,143	31,161	26,825
Impairment	1,458	—	103,441	—
Equity-based compensation expense	68	84	201	303
Interest expense, net of capitalized interest	2,753	4,612	38,196	12,911
Adjusted EBITDA	57,106	70,959	170,054	191,819
Less: Adjusted EBITDA attributable to Delaware Predecessor	—	2,078	—	4,897
Less: Adjusted EBITDA attributable to non-controlling interests	19,808	26,913	60,553	77,396
Adjusted EBITDA attributable to Oasis Midstream Partners LP	37,298	41,968	109,501	109,526
Less: Cash Interest attributable to Oasis Midstream Partners LP	2,481	4,501	37,694	12,224
Less: Maintenance capital expenditures attributable to Oasis Midstream Partners LP	767	1,760	2,660	6,594
Distributable Cash Flow attributable to Oasis Midstream Partners LP(2)	$34,050	$35,707	$69,147	$90,708

Net cash provided by operating activities	$53,260	$59,874	$166,405	$175,578
Interest expense, net of capitalized interest	2,753	4,612	38,196	12,911
Changes in working capital	1,367	6,716	(33,732)	3,987
Other non-cash adjustments	(274)	(243)	(815)	(657)
Adjusted EBITDA	57,106	70,959	170,054	191,819
Less: Net income attributable to Delaware Predecessor	—	2,078	—	4,897
Less: Adjusted EBITDA attributable to non-controlling interests	19,808	26,913	60,553	77,396
Adjusted EBITDA attributable to Oasis Midstream Partners LP	37,298	41,968	109,501	109,526
Less: Cash Interest attributable to Oasis Midstream Partners LP	2,481	4,501	37,694	12,224
Less: Maintenance capital expenditures attributable to Oasis Midstream Partners LP	767	1,760	2,660	6,594
Distributable Cash Flow attributable to Oasis Midstream Partners LP(2)	$34,050	$35,707	$69,147	$90,708
__________________
(1)Retrospectively adjusted for the transfer of net assets between entities under common control. See Item 1. “Financial Statements (Unaudited) — Notes to Condensed Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies — Basis of Presentation.”
(2)Distributable Cash Flow attributable to Oasis Midstream Partners LP is reduced by an additional interest charge of $28.0 million for the nine months ended September 30, 2020 pursuant to the Limited Waiver.

Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into various commitment agreements and other contractual obligations, some of which are not recognized in our condensed consolidated financial statements, in accordance with GAAP. As of September 30, 2020, our material off-balance sheet arrangements and transactions include a de minimis outstanding letter of credit issued under our Revolving Credit Facility (see Item 1. “Financial Statements (Unaudited) — Notes to Condensed Consolidated Financial Statements — Note 7 — Long-Term Debt”) and $2.5 million in surety bonds issued as financial assurance on certain agreements. See Item 1. “Financial Statements (Unaudited) — Notes to Condensed Consolidated Financial Statements — Note 9 — Commitments and Contingencies” for a description of our commitments and contingencies.
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
Concentration of customer credit risk. We are dependent on Oasis Petroleum as our most significant customer, and we expect to derive a substantial majority of our revenues from Oasis Petroleum for the foreseeable future. As a result, any event, whether in our dedicated areas or otherwise, that adversely affects Oasis Petroleum’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Further, we are subject to the risk of non-payment or non-performance by Oasis Petroleum. We cannot predict the extent to which Oasis Petroleum’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Oasis Petroleum’s ability to execute its drilling and development program or to perform under our agreements. Any material non-payment or non-performance by Oasis Petroleum could reduce our ability to make distributions to our unitholders. On September 30, 2020, in connection with the Oasis Petroleum Restructuring Plan, Oasis Petroleum filed voluntary petitions for relief under chapter 11 of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (see Item 1. “Financial Statements (Unaudited) — Notes to Condensed Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies — Risks and Uncertainties”).
We did not experience any significant defaults on accounts receivable during the nine months ended September 30, 2020. Please see Part II. Item 1A. “Risk Factors” for more information regarding credit risk of our customers.
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
Interest rate risk. We have a Revolving Credit Facility which provides for an aggregate commitment amount of $575.0 million as of September 30, 2020. At September 30, 2020, we had $487.5 million of borrowings outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the Revolving Credit Facility) or (ii) with respect to ABR Loans (as defined in the Revolving Credit Facility), the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (c) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the Revolving Credit Facility). The applicable margin for borrowings under the Revolving Credit Facility is based on the Partnership’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%.

At September 30, 2020, the outstanding borrowings under our Revolving Credit Facility bore interest at the London Interbank Offered Rate plus a 1.75% margin. We do not currently, but may in the future, utilize interest rate derivatives to reduce interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our Revolving Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at September 30, 2020.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On September 28, 2020, the Oasis Entities entered into a Settlement and Mutual Release Agreement (the “Mirada Settlement Agreement”) with Mirada. The Mirada Settlement Agreement provides for, among other things, payment by OPNA to certain Mirada related parties of $42.8 million (with $20 million due on the effective date of the Oasis Petroleum Restructuring Plan, and the balance due on or before 180 days after the effective date of the Oasis Petroleum Restructuring Plan) and mutual releases, including, without limitation, release of all claims asserted in the Mirada litigation against the Oasis Entities. None of the Partnership, Bighorn DevCo, Bobcat DevCo or Beartooth DevCo will contribute to the settlement payment.
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
On September 14, 2020, OP LLC entered into a Settlement Agreement and Release of All Claims with Mr. Solomon which provides for, among other things, payment by OP LLC of $15,000 and a release by Mr. Solomon of claims against OP LLC and its affiliates, which includes, but is not limited to, all claims asserted, or which could have been asserted, against OP LLC and its affiliates arising out of or relating in any way to the Solomon litigation. On September 25, 2020, the Solomon litigation was dismissed with prejudice. None of the Partnership, Bighorn DevCo, Bobcat DevCo, Beartooth DevCo or Panther DevCo will contribute to the settlement payment.
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
We are substantially dependent on Oasis Petroleum as our most significant current customer, and we expect to derive a substantial majority of our revenues from Oasis Petroleum for the foreseeable future. As a result of the recent COVID-19 outbreak or other adverse public health developments, including voluntary and mandatory quarantines, travel restrictions and other restrictions, the operations of our customers, including Oasis Petroleum, have and may continue to experience delays or disruptions and temporary suspensions of operations. Additionally, on September 30, 2020, in connection with the Oasis Petroleum Restructuring Plan, Oasis Petroleum filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. As a result, we are subject to an increased risk of non-payment or non-performance by Oasis Petroleum. While Oasis Petroleum has stated it intends to operate in the normal course and intends to interact with its commercial counterparties as usual, no assurances can be given as to the timing or outcome of the bankruptcy process. Any event, whether in our areas of operation or otherwise, including a pandemic event such as COVID-19 and current geopolitical events involving OPEC and other non-OPEC, oil-producing countries, that adversely affects Oasis Petroleum’s production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and distributable cash. Accordingly, we are indirectly subject to the business risks of Oasis Petroleum, including, among others:
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
•the effects of Oasis Petroleum’s filings of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on Oasis Petroleum’s business;

•rulings by the United States Bankruptcy Court for the Southern District of Texas in Oasis Petroleum’s Chapter 11 proceedings;
•Oasis Petroleum’s ability to operate within the restrictions and liquidity limitations of the Senior Secured Superpriority Debtor-In-Possession Revolving Credit Agreement and any other related orders entered in connection with Oasis Petroleum’s Chapter 11 proceedings;
•Oasis Petroleum’s ability to maintain strategic control as debtors-in-possession during the pendency of Oasis Petroleum’s Chapter 11 proceedings;
•the length of time that Oasis Petroleum will operate with Chapter 11 protection and the continued availability of operating capital to Oasis Petroleum during the pendency of Oasis Petroleum’s Chapter 11 proceedings;
•Oasis Petroleum’s increased advisory costs during the pendency of its Chapter 11 proceedings;
•the risks associated with restrictions on Oasis Petroleum’s ability to pursue some of its business strategies during the pendency of Oasis Petroleum’s Chapter 11 proceedings;
•Oasis Petroleum’s ability to satisfy the conditions precedent to consummation of the Oasis Petroleum Restructuring Plan;
•the potential adverse effects of Oasis Petroleum’s Chapter 11 proceedings on its business, cash flows, liquidity, financial condition and results of operations;
•risks associated with changes to the composition of Oasis Petroleum’s board of directors pursuant to the Oasis Petroleum Restructuring Plan, which could have different views on the issues that will determine Oasis Petroleum’s strategic and operational direction and may differ materially from those of the past, including Oasis Petroleum’s strategic relationship with the Partnership.
•the ultimate outcome of Oasis Petroleum’s Chapter 11 proceedings in general;
•the potential material adverse effects on Oasis Petroleum of claims that are not discharged in its Chapter 11 proceedings;
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
We currently generate the majority of our revenues pursuant to fee-based agreements under which we are paid based on volumetric fees, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows have minimal direct exposure to commodity price risk. However, Oasis Petroleum and our other upstream customers are exposed to commodity price risk, and extended reduction in commodity prices could reduce the future production volumes available for our midstream services below expected levels. Since the beginning of 2020, the daily spot prices for NYMEX WTI crude oil have ranged from a high of $63.27 per barrel to a low of $(36.98) per barrel, and the daily spot prices for NYMEX Henry Hub natural gas have ranged from a high of $2.57 per MMBtu to a low of $1.33 per MMBtu. The recent significant decline in crude oil prices has largely been attributable to the recent actions of Saudi Arabia and Russia, which have resulted in substantial increases in the global supply of crude oil. Specifically, in March 2020, Saudi Arabia and Russia failed to agree on a plan to extend production cuts that expired on April 1, 2020 within OPEC and other non-OPEC, oil-producing countries, including Russia. Subsequently, Saudi Arabia announced plans to increase production to record levels and to reduce the prices at which they sell crude oil. These events, combined with the continued global outbreak of COVID-19, which has significantly impacted both crude oil prices and natural gas prices due to substantially reduced demand for crude oil and natural gas because of reduced global and national economic activity, contributed to a sharp drop in prices for crude oil in the first quarter of 2020. The impact has not been as severe on natural gas prices, but such prices are susceptible to global actions impacting supply and demand.
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

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

10.1	Waiver, Discharge And Forgiveness Agreement And Forbearance Extension Agreement, dated September 29, 2020, among OMP Operating, the Partnership, the Administrative Agent and the guarantors party thereto (incorporated herein by reference to Exhibit 10.1 to the form 8-K filed by the Partnership on September 29, 2020).

10.2	Amendment No. 1 to the Second Amended and Restated Limited Liability Company Agreement of Bobcat DevCo LLC, dated as of September 29, 2020, by and between OMP Operating LLC, as the managing member, and Oasis Midstream Services LLC, as a member (incorporated herein by reference to Exhibit 10.2 to the form 8-K filed by the Partnership on September 29, 2020).

10.3	Amendment No. 1 to the Second Amended and Restated Limited Liability Company Agreement of Beartooth DevCo LLC, dated as of September 29, 2020, by and between OMP Operating LLC, as the member, and Oasis Midstream Services LLC, as the original member (incorporated herein by reference to Exhibit 10.3 to the form 8-K filed by the Partnership on September 29, 2020).

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Labels Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________
(a)     Filed herewith.
(b)     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OASIS MIDSTREAM PARTNERS LP
By: OMP GP LLC, its general partner
Date:	November 4, 2020	By:	/s/ Taylor L. Reid
Taylor L. Reid
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Richard N. Robuck
Richard N. Robuck
Senior Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)