Form 10-Q
period 2021-03-31
Oasis Midstream Partners LP
filed 2021-05-07
CIK 1652133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No ☐
At April 30, 2021, there were 48,627,680 common units representing limited partner interests outstanding.

OASIS MIDSTREAM PARTNERS LP

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2021	December 31, 2020

	(In thousands, except unit data)
ASSETS
Current assets
Cash and cash equivalents	$7,158	$5,147
Accounts receivable	3,658	4,295
Accounts receivable – Oasis Petroleum	82,732	66,283
Inventory	6,986	6,986
Prepaid expenses	4,565	3,695
Other current assets	140	649
Total current assets	105,239	87,055
Property, plant and equipment	1,181,003	1,180,819
Less: accumulated depreciation, amortization and impairment	(249,838)	(240,877)
Total property, plant and equipment, net	931,165	939,942
Operating lease right-of-use assets	1,403	1,643
Other assets	3,514	2,053
Total assets	$1,041,321	$1,030,693

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$1,021	$2,226
Accounts payable – Oasis Petroleum	27,264	28,074
Accrued liabilities	22,344	17,931
Accrued interest payable	496	360
Current operating lease liabilities	954	945
Other current liabilities	471	471
Total current liabilities	52,550	50,007
Long-term debt	674,238	450,000
Asset retirement obligations	791	774
Operating lease liabilities	491	733
Other liabilities	5,403	5,521
Total liabilities	733,473	507,035
Commitments and contingencies (Note 9)
Equity
Limited partners
Common units (48,627,680 and 20,061,366 issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	307,848	193,536
Subordinated units (Zero and 13,750,000 units issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	—	44,030
General Partner	—	1,027
Total partners’ equity	307,848	238,593
Non-controlling interests	—	285,065
Total equity	307,848	523,658
Total liabilities and equity	$1,041,321	$1,030,693
The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020

	(In thousands, except per unit data)
Revenues
Midstream services – Oasis Petroleum	$67,163	$81,993
Midstream services – third parties	900	3,846
Product sales – Oasis Petroleum	32,281	20,788
Product sales – third parties	29	—
Total revenues	100,373	106,627
Operating expenses
Costs of product sales	22,776	8,432
Operating and maintenance	13,106	16,840
Depreciation and amortization	8,985	10,197
Impairment	—	101,767
General and administrative	8,450	8,451
Total operating expenses	53,317	145,687
Operating income (loss)	47,056	(39,060)
Other expenses
Interest expense, net of capitalized interest	(4,061)	(30,257)
Other expense	(69)	(42)
Total other expense, net	(4,130)	(30,299)
Net income (loss)	42,926	(69,359)
Less: Net income attributable to non-controlling interests	17,025	2,040
Net income (loss) attributable to Oasis Midstream Partners LP	25,901	(71,399)
Less: Net income attributable to General Partner	—	1,008
Net income (loss) attributable to limited partners	$25,901	$(72,407)
Earnings (loss) per limited partner unit (Note 11)
Common units – basic	$0.72	$(2.14)
Common units – diluted	0.72	(2.14)
Weighted average number of limited partners units outstanding (Note 11)
Common units – basic	22,052	20,041
Common units – diluted	22,056	20,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Partnership
	Common Units	Subordinated Units	General Partner	Non-controlling Interests	Total

	(In thousands)
Balance as of December 31, 2020	$193,536	$44,030	$1,027	$285,065	$523,658
Contributions from non-controlling interests	—	—	—	6	6
Distributions to non-controlling interests	—	—	—	(7,615)	(7,615)
Distributions to unitholders	(10,842)	(7,425)	(1,027)	—	(19,294)
Equity-based compensation	487	—	—	—	487
Net income	16,698	9,203	—	17,025	42,926
Conversion of Subordinated Units to Common Units	45,808	(45,808)	—	—	—
Common control transaction costs	(811)	—	—	—	(811)
Distribution to Oasis for Simplification Transaction	(231,509)	—	—	—	(231,509)
Elimination of non-controlling interests for Simplification Transaction	294,481	—	—	(294,481)	—
Balance as of March 31, 2021	$307,848	$—	$—	$—	$307,848

	Partnership
	Common Units	Subordinated Units	General Partner	Non-controlling Interests	Total

	(In thousands)
Balance as of December 31, 2019	$225,339	$66,005	$1,026	$312,258	$604,628
Contributions from non-controlling interests	—	—	—	6,167	6,167
Distributions to non-controlling interests	—	—	—	(25,964)	(25,964)
Distributions to unitholders	(10,833)	(7,425)	(1,007)	—	(19,265)
Equity-based compensation	66	—	—	—	66
Net income (loss)	(42,947)	(29,460)	1,008	2,040	(69,359)
Balance as of March 31, 2020	$171,625	$29,120	$1,027	$294,501	$496,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$42,926	$(69,359)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,985	10,197
Impairment	—	101,767
Equity-based compensation expenses	487	66
Deferred financing costs amortization and other	1,333	271
Working capital and other changes:
Change in accounts receivable	(15,812)	732
Change in inventory	—	(5,267)
Change in prepaid expenses	(870)	(397)
Change in accounts payable and accrued liabilities	2,193	23,732
Change in other assets and liabilities, net	199	(77)
Net cash provided by operating activities	39,441	61,665
Cash flows from investing activities:
Capital expenditures	(887)	(31,811)
Net cash used in investing activities	(887)	(31,811)
Cash flows from financing activities:
Capital contributions from non-controlling interests	6	6,167
Distributions to Oasis for Simplification Transaction	(231,509)	—
Distributions to non-controlling interests	(7,615)	(25,964)
Distributions to unitholders	(19,294)	(19,265)
Common control transaction costs	(811)	—
Proceeds from issuance of senior notes	450,000	—
Deferred financing costs	(11,320)	—
Borrowings on revolving credit facility	7,500	29,000
Payments on revolving credit facility	(223,500)	—
Other	—	(59)
Net cash used in financing activities	(36,543)	(10,121)
Increase in cash and cash equivalents	2,011	19,733
Cash:
Beginning of period	5,147	4,168
End of period	$7,158	$23,901
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	2,628	4,199
Supplemental non-cash transactions:
Change in accrued capital expenditures	(703)	(7,123)
Change in asset retirement obligations	17	20

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Nature of Operations
Organization. Oasis Midstream Partners LP (the “Partnership”) is a leading gathering and processing master limited partnership formed by its sponsor, Oasis Petroleum Inc. (together with its subsidiaries, “Oasis Petroleum”) to own, develop, operate and acquire a diversified portfolio of midstream assets in North America.
The Partnership conducts its business through its wholly-owned subsidiaries: Bighorn DevCo LLC (“Bighorn DevCo”), Bobcat DevCo LLC (“Bobcat DevCo”), Beartooth DevCo LLC (“Beartooth DevCo”) and Panther DevCo LLC (“Panther DevCo” and collectively with Bighorn DevCo, Bobcat DevCo and Beartooth DevCo, the “DevCos”).
As of March 31, 2021, the Partnership’s assets in the DevCos were as follows:

DevCo	Areas Served	Service Lines

Bighorn DevCo	Wild Basin	–Natural gas processing –Crude oil terminaling –Crude oil transportation
Bobcat DevCo	Wild Basin	–Natural gas gathering –Natural gas compression –Gas lift supply –Crude oil gathering –Produced and flowback water gathering –Produced and flowback water disposal
Beartooth DevCo	Alger Cottonwood Hebron Indian Hills Red Bank Wild Basin	–Produced and flowback water gathering –Produced and flowback water disposal –Freshwater supply and distribution
Panther DevCo	Permian Basin	–Crude oil gathering –Produced and flowback water gathering –Produced and flowback water disposal
Nature of business. The Partnership generates a substantial majority of its revenues through fee-based contractual arrangements with Oasis Petroleum for midstream services. These services include (i) gas gathering, compression, processing, gas lift supply and natural gas liquids (“NGLs”) storage services; (ii) crude oil gathering, terminaling and transportation services; (iii) produced and flowback water gathering and disposal services; and (iv) freshwater supply and distribution services. The revenue earned from these services is generally directly related to the volume of natural gas, crude oil, produced and flowback water and freshwater that flows through the Partnership’s systems.
The Partnership’s operations are supported by significant acreage dedications from Oasis Petroleum and commitments from third party producers in the Williston Basin and the Permian Basin.
The Partnership is not a taxable entity for United States federal income tax purposes and is not subject to income tax in the majority of states in which the Partnership operates. As taxes are generally borne by its partners through the allocation of taxable income, the Partnership does not record deferred taxes related to the aggregate difference in the basis of its assets for financial and tax reporting purposes. The Partnership is subject to a Texas margin tax due to its operations in the Permian Basin and recorded a de minimis state income tax provision for the three months ended March 31, 2021.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Partnership have not been audited by the Partnership’s independent registered public accounting firm, except that the Condensed Consolidated Balance Sheet at December 31, 2020 is derived from audited financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for fair statement of the Partnership’s financial position have been included. Management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.
These interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the Partnership’s audited consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”).
Simplification Transaction
On March 30, 2021, the Partnership closed the Simplification Transaction (defined below) with Oasis Petroleum to acquire Oasis Petroleum’s remaining ownership interests in Bobcat DevCo and Beartooth DevCo. In addition, the Simplification Transaction eliminated the incentive distribution rights held by the General Partner (the “IDRs”) (see Note 4 — Transactions with Affiliates).
Prior to the Simplification Transaction, the Contributed Assets (defined below) were reflected as non-controlling interests in the Partnership’s unaudited condensed consolidated financial statements. In accordance with FASB authoritative guidance under ASC 810-10 for non-controlling interests in a common control transaction, the Partnership accounted for the Simplification Transaction as an equity transaction and adjusted the carrying amount of non-controlling interests in the condensed consolidated financial statements to reflect the change in ownership interests. Furthermore, as the Partnership acquired additional interests in previously consolidated subsidiaries, the Simplification Transaction did not result in a change in reporting entity, as defined under the FASB Accounting Standards Codification Topic 805, Business Combinations, and was accounted for on a prospective basis.
Consolidation
The Partnership’s condensed consolidated financial statements include its accounts and the accounts of the DevCos, each of which is a wholly-owned subsidiary of the Partnership and controlled by the Partnership through the General Partner. All intercompany balances and transactions have been eliminated upon consolidation.
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
Significant Accounting Policies
There have been no material changes to the Partnership’s critical accounting policies and estimates from those disclosed in the 2020 Annual Report.
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
3. Revenue Recognition
Disaggregation of Revenues
The following table presents revenues associated with contracts with customers for the periods presented:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Service revenues
Crude oil, natural gas and NGL revenues	$45,094	$53,977
Produced and flowback water revenues	22,969	31,862
Total service revenues	68,063	85,839
Product revenues
Crude oil, natural gas and NGL revenues	30,589	14,436
Freshwater revenues	1,721	6,352
Total product revenues	32,310	20,788
Total revenues	$100,373	$106,627

Prior Period Performance Obligations
The Partnership records revenue when the performance obligations under the terms of its customer contracts are satisfied. The Partnership measures the satisfaction of its performance obligations using the output method based upon the volumes of crude oil, natural gas or water that flow through its systems. In certain cases, the Partnership is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Such differences have historically not been significant. For the three months ended March 31, 2021 and 2020, revenues recognized related to performance obligations satisfied in prior reporting periods were not material.
Contract Balances
Contract balances are the result of timing differences between revenue recognition, billings and cash collections. Contract assets relate to revenue recognized for accrued deficiency fees associated with minimum volume commitments where the Partnership believes it is probable there will be a shortfall payment and that a significant reversal of revenue recognized will not occur once the related performance period is completed and the customer is billed. Contract liabilities relate to aid in construction payments received from customers, which are recognized as revenue over the expected period of future benefit. The Partnership does not recognize contract assets or contract liabilities under its customer contracts for which invoicing occurs once the Partnership’s performance obligations have been satisfied and payment is unconditional. Contract balances are classified as current or long-term based on the timing of when the Partnership expects to receive cash for contract assets or recognize revenue for contract liabilities. The Partnership did not have any material contract asset balances as of March 31, 2021 or December 31, 2020.

The following table summarizes the changes in contract liabilities for the three months ended March 31, 2021:

(In thousands)
Balance as of December 31, 2020	$5,421
Cash received	—
Revenue recognized	(112)
Balance as of March 31, 2021	$5,309
Remaining Performance Obligations
The following table presents estimated revenue allocated to remaining performance obligations for contracted revenues that are unsatisfied (or partially satisfied) as of March 31, 2021:

(In thousands)
2021 (excluding three months ended March 31, 2021)	$12,864
2022	17,175
2023	10,896
2024	11,089
2025	2,768
Total	$54,792
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
4. Transactions with Affiliates
Revenues. The Partnership generates the substantial majority of its revenues through fee-based contractual arrangements with wholly-owned subsidiaries of Oasis Petroleum for midstream services as described in Note 1 — Organization and Nature of Operations. In addition, the Partnership sells the residue gas and NGLs recovered from its gas processing plants attributable to its third-party natural gas purchase agreements to Oasis Petroleum to market and sell to non-affiliated purchasers.
Expenses. Oasis Petroleum provides substantial labor and overhead support to the Partnership pursuant to a services and secondment agreement. Oasis Petroleum performs centralized corporate, general and administrative services for the Partnership, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, tax and engineering. Oasis Petroleum has also seconded to the Partnership certain of its employees to operate, construct, manage and maintain the Partnership’s assets. The expenses of executive officers and non-executive employees of Oasis Petroleum are allocated to the Partnership based on the amount of time spent managing its business and operations. The Partnership reimburses Oasis Petroleum for direct and allocated general and administrative expenses incurred by Oasis Petroleum for the provision of these services.
The Partnership’s general and administrative expenses includes $6.9 million and $7.6 million from affiliate transactions with Oasis Petroleum for the three months ended March 31, 2021 and 2020, respectively.
Simplification Transaction. On March 30, 2021, the Partnership consummated the transactions contemplated by the Contribution and Simplification Agreement (the “Contribution and Simplification Agreement”), dated as of March 22, 2021, by and among the Partnership, OMS Holdings LLC (“OMS Holdings”), Oasis Midstream Services LLC (“OMS”), OMP GP LLC (the “General Partner”), OMP Operating LLC (“OMP Operating”), OMP DevCo Holdings Corp, Beartooth DevCo LLC (“Beartooth DevCo”), Bobcat DevCo LLC (“Bobcat DevCo”), OMS Holdings Merger Sub, LLC, a wholly owned subsidiary of OMS Holdings (“GP Merger Sub”), and for limited purposes set forth therein, Oasis Petroleum.
Pursuant to the Contribution and Simplification Agreement, among other things, (a) Oasis Petroleum contributed to the Partnership its remaining limited liability company interests in Bobcat DevCo and Beartooth DevCo of 64.7% and 30.0%,

respectively, in exchange for total consideration of $512.5 million composed of (x) a cash distribution of $231.5 million, sourced from the net proceeds of the offering of the Senior Notes (defined below) and (y) 12,949,644 common units representing limited partner interests in the Partnership, (b) the Partnership’s incentive distribution rights (“IDRs”) were cancelled and converted into 1,850,356 common units representing limited partner interests in the Partnership (the “IDR Elimination” and such common units, the “IDR Conversion Common Units”), and (c) the IDR Conversion Common Units were distributed on a pro-rata basis by the General Partner to the holders of its Class A Units and Class B Units, such that following such distribution, Oasis Petroleum, through its wholly-owned subsidiary OMS Holdings, is the sole member of the General Partner (the foregoing clauses (a), (b) and (c), the “Simplification Transaction”). The Contribution and Simplification Agreement also implemented among other things, a right of first refusal in favor of the Partnership with respect to the midstream opportunities in the Painted Woods and City of Williston operating areas of Oasis Petroleum and the amendment and restatement of the (x) agreement of limited partnership of the Partnership and (y) limited liability company agreement of the General Partner to reflect the Simplification Transaction.
The effective date of the Simplification Transaction was January 1, 2021 and was accounted for on the closing date of March 30, 2021. As a result, net income was allocated to Oasis Petroleum’s non-controlling interests in Bobcat DevCo and Beartooth DevCo until the closing date. The cash distribution to Oasis Petroleum of $231.5 million includes: (i) $229.0 million cash component of the purchase price, (ii) $10.1 million upward adjustment to the purchase price related to the expanded project dedication to OMP in South Nesson and (iii) $7.6 million downward adjustment to the purchase price related to activity between the effective date and the close date. At March 30, 2021, Oasis Petroleum’s non-controlling interests in Bobcat DevCo and Beartooth DevCo were eliminated, and Oasis Petroleum no longer owns any of the limited liability company interests of Bobcat DevCo or Beartooth DevCo.
5. Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2021	December 31, 2020

	(In thousands)
Accrued capital costs	$2,498	$3,200
Accrued operating expenses	8,678	8,204
Other accrued liabilities	11,168	6,527
Total accrued liabilities	$22,344	$17,931

6. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	March 31, 2021	December 31, 2020

	(In thousands)
Pipelines	$531,453	$532,546
Natural gas processing plants	303,206	301,820
Produced and flowback water facilities	123,609	123,047
Compressor stations	186,633	185,474
Other property and equipment	33,457	34,548
Construction in progress	2,645	3,384
Total property, plant and equipment	1,181,003	1,180,819
Less: accumulated depreciation, amortization and impairment	(249,838)	(240,877)
Total property, plant and equipment, net	$931,165	$939,942

7. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2021	December 31, 2020

	(In thousands)
Revolving Credit Facility	$234,000	$450,000
8.00% senior unsecured notes due April 1, 2029	450,000	—
Less: unamortized deferred financing costs on senior unsecured notes	(9,762)	—
Total long-term debt	$674,238	$450,000
Revolving Credit Facility
The Partnership has a revolving credit facility among OMP Operating, as borrower, Wells Fargo Bank, N.A., as Administrative Agent (the “Administrative Agent”) and the lenders party thereto (as amended, the “Revolving Credit Facility”). On March 22, 2021, the Partnership entered into the Fourth Amendment to the Revolving Credit Facility to, among other things, (i) provide for the occurrence of the transactions pursuant to the Simplification Transaction, (ii) amend the consolidated total leverage ratio financial covenant to no greater than 5.00 to 1.00, (iii) amend the consolidated senior secured leverage ratio to no greater than 3.00 to 1.00, (iv) amend the consolidated interest coverage ratio to no less than 2.50 to 1.00, (v) provide for the issuance of the Senior Notes (defined below), (vi) decrease the aggregate lender commitments to $450.0 million, (vii) increase pricing for credit and (viii) extend the maturity date from September 25, 2022 until at least September 30, 2024. In connection with the Fourth Amendment to the Revolving Credit Facility, the Partnership accelerated $1.1 million of unamortized deferred financing costs.
The applicable margin for borrowings under the Revolving Credit Facility is based on the Partnership’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 2.25% to 3.25%, and (b) in the case of ABR Loans or swingline loans, 1.25% to 2.25%. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%.
At March 31, 2021, the aggregate commitments under the Revolving Credit Facility were $450.0 million, and the Partnership had $234.0 million of borrowings outstanding and $5.5 million of outstanding letters of credit, resulting in an unused borrowing capacity of $210.5 million. For the three months ended March 31, 2021, the weighted average interest rate incurred on borrowings under the Revolving Credit Facility was 2.1%. At December 31, 2020, the Partnership had $450.0 million of borrowings outstanding under the Revolving Credit Facility and a de minimis outstanding letter of credit. The fair value of the Revolving Credit Facility approximates its carrying value since borrowings under the Revolving Credit Facility bear interest at variable rates, which are tied to current market rates.
The Partnership was in compliance with the covenants under the Revolving Credit Facility at March 31, 2021. The Revolving Credit Facility contains customary events of default, as well as cross-default provisions with other indebtedness of the Partnership and its restricted subsidiaries. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Revolving Credit Facility to be immediately due and payable. There are no cross-default provisions between the Revolving Credit Facility and Oasis Petroleum’s revolving credit facility.
Senior Unsecured Notes
On March 30, 2021, the Partnership and OMP Finance Corp. (“OMP Finance” and together with the Partnership, the “Issuers”) issued in a private placement $450.0 million of 8.00% senior unsecured notes due April 1, 2029 (the “Senior Notes”). The Senior Notes were issued at par and resulted in net proceeds, after deducting the underwriters’ gross spread, of $442.1 million. The Partnership used the net proceeds from the Senior Notes to: (i) make a distribution to OMS of $231.5 million in connection with the Simplification Transaction, (ii) repay $204.0 million of outstanding principal borrowings and $0.5 million of accrued interest under the Revolving Credit Facility and (iii) pay approximately $6.1 million in fees and other expenses. The Partnership recorded deferred financing costs of $9.8 million in connection with the Senior Notes offering, which are being amortized over the term of the Senior Notes.
Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2021. The fair value of the Senior Notes, which are publicly traded among qualified institutional investors and represent a Level 1 measurement, was $460.1 million at March 31, 2021.
The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Issuers, along with the Partnership’s wholly-owned subsidiaries (the “Guarantors”). The Senior Notes guarantees are joint and several obligations of the Guarantors. The Issuers and Guarantors do not have any significant restrictions on the ability to obtain funds from its subsidiaries by dividend or loan. In addition, there are no restrictions on the subsidiaries to transfer funds, and as such, there are no restricted net assets to disclose.
The indenture governing the Senior Notes contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit the Partnership’s ability and the ability of its restricted subsidiaries, including OMP Finance, to incur or guarantee additional indebtedness or issue certain redeemable or preferred equity, make certain investments, declare or pay dividends or make distributions on equity interests or redeem, repurchase or retire equity interests or subordinated indebtedness, transfer or sell assets including equity of restricted subsidiaries, agree to payment restrictions affecting the Partnership’s restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with affiliates, incur liens and designate certain of the Partnership’s subsidiaries as unrestricted subsidiaries. In addition, the indenture governing the Senior Notes contains cross-default provisions with other indebtedness of the Partnership and its restricted subsidiaries. There are no cross-default provisions between the Senior Notes and other indebtedness of the Partnership and its restricted subsidiaries.
8. Inventory
Inventory consists primarily of spare parts and equipment related to the Partnership’s midstream infrastructure. Inventory is stated at the lower of cost and net realizable value with cost determined on an average cost method. The Partnership assesses the carrying value of inventory and uses estimates and judgments when making any adjustments necessary to reduce the carrying value to net realizable value. The carrying value of the Partnership’s inventory was $7.0 million at March 31, 2021 and December 31, 2020.
9. Commitments and Contingencies
The Partnership has various contractual obligations in the normal course of its operations. Included below is a description of the Partnership’s various future commitments as of March 31, 2021. There have been no material changes to the Partnership’s commitments and contingencies disclosed in its 2020 Annual Report.
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
10. Partnership Equity and Distributions
The following table details the distributions paid in respect of each period in which the distributions were earned for the periods presented:

				Distributions
				Limited Partners		General Partner
Period	Record Date	Distribution Date	Distribution per limited partner unit	Common units	Subordinated units	IDRs

				(In thousands)
Q4 2020	March 8, 2021	March 18, 2021	$0.54	$10,842	$7,425	$1,027
Subordinated unit conversion. On March 19, 2021, the first business day following the payment of the Partnership’s distribution for the fourth quarter of 2020, the subordination period under our partnership agreement terminated in accordance with the terms thereof, and the Partnership’s 13,750,000 subordinated units representing limited partner interests, all of which were held by OMS Holdings, automatically converted into common units on a one-to-one basis.
Cash distributions. On May 3, 2021, the Board of Directors of the General Partner declared the quarterly cash distribution for the first quarter of 2021 of $0.55 per unit. This distribution will be payable on May 27, 2021 to unitholders of record as of May 17, 2021.
Incentive distribution rights. All of the Partnership’s IDRs, all of which were held by the General Partner, were eliminated in connection with the Simplification Transaction. See Note 4 — Transactions with Affiliates.
Simplification Transaction. On March 30, 2021, the Partnership acquired Oasis Petroleum’s remaining 64.7% limited liability company interest in Bobcat DevCo and its remaining 30.0% limited liability company interest in Beartooth DevCo. See Note 4 – Transactions with Affiliates.

11. Earnings (Loss) Per Limited Partner Unit
Earnings (loss) per limited partner unit is computed by dividing the respective limited partners’ interest in earnings (loss) attributable to the Partnership by the weighted average number of common and subordinated units outstanding. For periods prior to the conversion of subordinated units and IDR Elimination, the Partnership had more than one class of participating securities and used the two-class method when calculating earnings (loss) per limited partner unit. The classes of participating securities include common units, subordinated units and IDRs.
Diluted earnings (loss) per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the LTIP, were exercised, settled or converted into common units. When it is determined that potential common units should be included in diluted net income (loss) per limited partner unit calculation, the impact is reflected by applying the treasury stock method. There are no adjustments made to net income (loss) attributable to Oasis Midstream Partners LP in the calculation of diluted earnings (loss) per unit. For the three months ended March 31, 2021 and 2020, the diluted earnings (loss) per share calculation excludes the anti-dilutive effect of unvested restricted unit awards.
The following is a calculation of the basic and diluted weighted average units outstanding for the periods presented:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Basic weighted average common units outstanding	22,052	20,041
Dilutive effect of restricted awards	4	—
Diluted weighted average common units outstanding	22,056	20,041

The following tables present the calculation of earnings (loss) per limited partner unit under the two-class method for each period presented:

	Three Months Ended March 31, 2021
	Limited Partners
	Common units	Subordinated units	Total

	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP
Distribution declared	$10,842	$7,425	$18,267
Undistributed earnings attributable to Oasis Midstream Partners LP	4,956	2,678	7,634
Net income attributable to Oasis Midstream Partners LP	$15,798	$10,103	$25,901

Weighted average limited partners units outstanding
Basic	22,052
Diluted	22,056

Net loss attributable to Oasis Midstream Partners LP per limited partner unit
Basic	$0.72
Diluted	0.72

Anti-dilutive restricted units	8

	Three Months Ended March 31, 2020
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total

	(In thousands, except per unit data)
Net income (loss) attributable to Oasis Midstream Partners LP
Distribution declared	$1,027	$10,833	$7,425	$19,285
Undistributed loss attributable to Oasis Midstream Partners LP	—	(53,784)	(36,900)	(90,684)
Net income (loss) attributable to Oasis Midstream Partners LP	$1,027	$(42,951)	$(29,475)	$(71,399)

Weighted average limited partners units outstanding
Basic		20,041
Diluted		20,041

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$(2.14)
Diluted		(2.14)

Anti-dilutive restricted units		10

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”), as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
Forward-looking statements can be affected by the assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed below and detailed under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Actual results may vary materially. Although forward-looking statements reflect our good faith beliefs at the time they are made, you are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and you should not consider the following list to be a complete statement of all potential risks and uncertainties. In addition, our forward-looking statements address the various risks and uncertainties associated with the extraordinary market environment and impacts resulting from the novel coronavirus 2019 (“COVID-19”) pandemic and the related impacts on our businesses, operations, earnings and results. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include but are not limited to:
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
•uncertainty regarding the future actions of foreign oil producers and the related impacts such actions have on the balance between the supply of and demand for crude oil and natural gas and therefore the demand for midstream services;
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
•general economic conditions;
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
•execution of our environmental, social and governance (“ESG”) initiatives;
•the effects of accounting pronouncements issued periodically during the periods covered by forward-looking statements;
•changes in our tax status;
•uncertainty regarding our future operating results; and
•certain factors discussed elsewhere in this Quarterly Report on Form 10-Q, in our 2020 Annual Report and in our other SEC filings.
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
Overview
We are a leading gathering and processing master limited partnership formed by our sponsor, Oasis Petroleum (Nasdaq: OAS), to own, develop, operate and acquire a diversified portfolio of midstream assets in North America. We offer full service midstream solutions to our customers covering their oil, gas and water needs. Our full scale of operations includes natural gas services (gathering, compression, processing and gas lift supply), crude oil services (gathering, terminaling and transportation) and water services (gathering and disposal of produced and flowback water and freshwater distribution). Our current assets are located in the heart of the oil-rich Williston and Permian Basins and are integral to the crude oil and natural gas operations of Oasis Petroleum. Our assets are also strategically positioned to capture volumes from other producers. We generate the substantial majority of our revenues through long-term, fixed-fee contracts with Oasis Petroleum pursuant to which we provide crude oil, natural gas and water-related midstream services. We expect to grow acquisitively through accretive, dropdown acquisitions, as well as organically as Oasis Petroleum develops its acreage. We also expect to grow by increasing services provided to third parties and acquiring midstream assets from third parties.
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
We conduct our business through our wholly-owned subsidiaries: Bighorn DevCo LLC (“Bighorn DevCo”), Bobcat DevCo LLC (“Bobcat DevCo”), Beartooth DevCo LLC (“Beartooth DevCo”) and Panther DevCo LLC (“Panther DevCo” and collectively with Bighorn DevCo, Bobcat DevCo and Beartooth DevCo, the “DevCos”).

We are party to long-term, fixed-fee contracts with Oasis Petroleum for natural gas services, crude oil services and water services. We are also party to a long-term transportation services agreement regulated by the Federal Energy Regulatory Commission governing the transportation of crude oil via pipeline from the Wild Basin area to Johnson’s Corner. We generate the substantial majority of our revenues through these contracts, which minimizes our direct exposure to commodity prices. The amount of revenue we generate primarily depends on the volume of crude oil, natural gas and water for which we provide midstream services. While we have increased our customer diversification by providing midstream services to third parties, we are largely dependent on Oasis Petroleum as our most significant customer.
Recent Developments
Change in Board Chair
On April 14, 2021, Daniel E. Brown was elected to serve on the board of directors of OMP GP LLC (the “General Partner”). On April 29, 2021, Mr. Brown was elected by the board of directors of the General Partner to serve as Board Chair. Mr. Brown replaces Douglas E. Brooks, who was elected by the board of directors of the General Partner on January 29, 2021 to serve as Board Chair on an interim basis.
Acquisition of Remaining Interests in Bobcat DevCo and Beartooth DevCo
On March 30, 2021, we consummated the transactions contemplated by the Contribution and Simplification Agreement (the “Contribution and Simplification Agreement”), dated as of March 22, 2021, by and among the Partnership, OMS Holdings LLC (“OMS Holdings”), Oasis Midstream Services LLC (“OMS”), the General Partner, OMP Operating LLC (“OMP Operating”), OMP DevCo Holdings Corp, Beartooth DevCo LLC (“Beartooth DevCo”), Bobcat DevCo LLC (“Bobcat DevCo”), OMS Holdings Merger Sub, LLC, a wholly owned subsidiary of OMS Holdings (“GP Merger Sub”), and for limited purposes set forth therein, Oasis Petroleum.
Pursuant to the Contribution and Simplification Agreement, among other things, (a) Oasis Petroleum caused OMS to contribute to OMP Operating (i) its remaining 64.7% limited liability company interest in Bobcat DevCo and (ii) its remaining 30% limited liability company interest in Beartooth DevCo (the “Contributed Assets”), and the Partnership paid to OMS Holdings consideration of $512.5 million (together with the IDR Conversion Common Units, the “Total Consideration”) composed of (x) a cash distribution of $231.5 million, sourced from the net proceeds of the offering of the Senior Notes (as defined below) and (y) 12,949,644 common units representing limited partner interests in the Partnership, (b) the Partnership and the General Partner caused the IDRs to be cancelled and converted into 1,850,356 common units representing limited partner interests in the Partnership (the “IDR Elimination” and such common units, the “IDR Conversion Common Units”), and (c) GP Merger Sub merged with and into the General Partner, with the General Partner surviving such merger (the “GP Merger”) and, in connection with the GP Merger, Class A Units and Class B Units representing membership interests in the General Partner were automatically converted into, and thereafter represented the right to receive, the IDR Conversion Common Units on a pro rata basis, and the IDR Conversion Common Units were distributed to the holders of such Class A Units and Class B Units, such that following the GP Merger, OMS Holdings is the sole member of the General Partner (the foregoing clauses (a), (b) and (c), the “Simplification Transaction”). The Contribution and Simplification Agreement also implemented, among other things, a right of first refusal in favor of the Partnership with respect to midstream opportunities in the Painted Woods and City of Williston operating areas of Oasis Petroleum and the amendment and restatement of the (x) agreement of limited partnership of the Partnership and (y) limited liability company agreement of the General Partner to reflect the Simplification Transaction.
The effective date of the Simplification Transaction was January 1, 2021, and the closing date was March 30, 2021. Following the Simplification Transaction, Oasis Petroleum no longer owns any of the limited liability company interests of Bobcat DevCo or Beartooth DevCo.
IDR Elimination
In connection with the Simplification Transaction, all of our IDRs were cancelled and exchanged for 1,850,356 common units in accordance with the terms of the Contribution and Simplification Agreement. Additionally, the owners of the General Partner, OMS Holdings and holders of Class B Units in the General Partner, received the common units issued in exchange for the IDR Elimination pursuant to the Contribution and Simplification Agreement.
Subordinated Unit Conversion
On March 19, 2021, the first business day following the payment of our distribution for the fourth quarter of 2020, the subordination period under our partnership agreement terminated in accordance with the terms thereof, and our 13,750,000 subordinated units representing limited partner interests, all of which were held by OMS Holdings, automatically converted into common units on a one-to-one basis.

Market Conditions and COVID-19
Market conditions have improved but remain uncertain as the worldwide response to COVID-19 continues to evolve. Federal, state and local public health and governmental authorities have begun implementation of programs to administer vaccines, and certain regions across the United States have begun to partially lift restrictions previously imposed to contain the spread of COVID-19. Global economic activity levels have improved as these restrictions have begun to be lifted, and energy demand has gradually increased. Despite moderate improvements in market conditions, uncertainties related to COVID-19 remain, including the impact of new virus strains, the risk of renewed restrictions and the uncertainty of successful administration of effective treatments and vaccines. In response to the current economic environment and impacts of COVID-19, we have adjusted our business to expected lower levels of activity and operate in a sustainable and cost-efficient manner.
In response to the outbreak of the COVID-19 pandemic in 2020, we adopted a work-from-home system for all office-based employees and deployed additional safety protocols at our operating sites in order to keep the field-based employees and contractors supporting our operations safe while continuing operations running without material disruption. In the first quarter of 2021, we began a phased return-to-office program, while continuing to follow enhanced safety standards and best practices, including enhanced daily cleaning in common spaces of office locations, required use of facial coverings in common spaces, restricting use of conference rooms and group gatherings, adherence to social distancing requirements and establishing training requirements and procedures.

Highlights:
•Completed the Simplification Transaction to acquire Oasis Petroleum’s remaining interests in Bobcat DevCo and Beartooth DevCo and eliminate the IDRs.
•Completed $450.0 million private placement of 8.00% senior unsecured notes due 2029.
•ESG leadership with gas capture rate related to Oasis Petroleum volumes of 99%.
•Declared the quarterly cash distribution for the first quarter of 2021 of $0.55 per unit.
•Net income was $42.9 million and net cash from operating activities was $39.4 million.
•Adjusted EBITDA(1) was $56.5 million and and Adjusted EBITDA attributable to the Partnership was $35.9 million.
•Distributable cash flow(1) was $33.0 million.

The following table summarizes the throughput volumes, operating income (loss), depreciation, amortization and impairment and capital expenditures of each of our DevCos for the periods presented. The amounts shown in the table below are presented on a gross basis.

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020

	(In thousands, except throughput volumes)
Bighorn DevCo
Crude oil services volumes (MBopd)	27.6	26.6	44.0
Natural gas services volumes (MMscfpd)	205.7	220.8	242.4
Operating income	$16,867	$16,026	$1,325
Depreciation, amortization and impairment	2,505	2,534	21,644
Capital expenditures	120	256	3,629
Bobcat DevCo
Crude oil services volumes (MBopd)	19.7	19.8	33.0
Natural gas services volumes (MMscfpd)	248.0	250.8	280.3
Water services volumes (MBowpd)	43.0	44.1	61.4
Operating income	$23,537	$17,910	$12,422
Depreciation, amortization and impairment	3,999	4,094	21,343
Capital expenditures	486	2,304	11,776
Beartooth DevCo
Water services volumes (MBowpd)	71.3	83.0	133.4
Operating income (loss)	$7,090	$8,380	$(19,903)
Depreciation, amortization and impairment	2,274	2,256	35,656
Capital expenditures(1)	(363)	525	(575)
Panther DevCo
Crude oil services volumes (MBopd)	9.1	8.9	4.1
Water services volumes (MBowpd)	28.5	31.3	30.2
Operating income (loss)	$1,151	$1,371	$(32,060)
Depreciation, amortization and impairment	202	192	33,321
Capital expenditures(1)	(59)	1,130	9,610
Oasis Midstream Partners LP
DevCo operating income (loss)	$48,645	$43,687	$(38,216)
Public company expenses	1,589	539	844
Operating income (loss)	47,056	43,148	(39,060)
Depreciation, amortization and impairment	8,985	9,076	111,964
Equity-based compensation expenses	487	68	66
Capitalized interest	—	2	249
Maintenance capital expenditures	302	3,594	2,004
Expansion capital expenditures(2)	231,391	621	22,436
Total capital expenditures	231,693	4,217	24,689
___________________
(1) Negative amount reflects differences between the estimated capital expenditures accrued in a reporting period and actual capital expenditures recognized in a subsequent reporting period.
(2) Includes $231.5 million related to the cash distribution to Oasis Petroleum associated with the Simplification Transaction composed of the following: (i) $229.0 million cash component of the purchase price, (ii) upward adjustment to the purchase price of $10.1 million related to the expanded project dedication to OMP in South Nesson and (iii) downward adjustment to the purchase price of $7.6 million related to activity between the effective date of January 1, 2021 and the close date of March 30, 2021.

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
•Product sales - third parties. We record product sales from third parties for the supply and distribution of freshwater to non-affiliated customers.
The following table summarizes our revenues for the periods presented:

	Three Months Ended
	March 31, 2021	December 31, 2020	Change	March 31, 2021	March 31, 2020	Change

	(In thousands)
Revenues
Midstream services – Oasis Petroleum	$67,163	$61,997	$5,166	$67,163	$81,993	$(14,830)
Midstream services – third parties	900	326	574	900	3,846	(2,946)
Product sales – Oasis Petroleum	32,281	28,274	4,007	32,281	20,788	11,493
Product sales – third parties	29	17	12	29	—	29
Total revenues	$100,373	$90,614	$9,759	$100,373	$106,627	$(6,254)

Three months ended March 31, 2021 as compared to three months ended December 31, 2020
Total midstream revenues increased $9.8 million to $100.4 million during the three months ended March 31, 2021 as compared to the three months ended December 31, 2020. This increase was driven by a $5.7 million increase in service revenues and a $4.0 million increase in product sales.
The $5.7 million increase in service revenues was driven by a $7.4 million increase in crude oil and natural gas service revenues due to an increase in natural gas volumes from Oasis Petroleum in the Williston Basin, offset by a $1.6 million decrease in produced and flowback water service revenues due to a $1.1 million decrease in revenues from Oasis Petroleum primarily due to fewer volumes in the Williston Basin and a $0.5 million decrease in revenues from third parties.
The $4.0 million increase in product sales was driven by a $4.8 million increase in natural gas product sales to Oasis Petroleum driven by an increase in residue gas and NGL prices, partially offset by a $0.9 million decrease in freshwater product sales due to a decrease in freshwater deliveries to Oasis Petroleum for well completions.

Three months ended March 31, 2021 as compared to .three months ended March 31, 2020
Total midstream revenues decreased $6.3 million to $100.4 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This decrease was driven by a a $17.8 million decrease in service revenues, partially offset by an $11.5 million increase in product sales.
The $17.8 million decrease in service revenues was driven by an $8.9 million decrease in produced and flowback water service revenues due to a $7.1 million decrease in revenues from Oasis Petroleum due to fewer volumes, and a $1.8 million decrease in revenues from third parties due to fewer volumes. In addition, there was an $8.9 million decrease in crude oil and natural gas service revenues primarily related to a decrease in crude oil and natural gas volumes in the Williston Basin.
The $11.5 million increase in product sales was driven by a $16.1 million increase in natural gas product sales to Oasis Petroleum driven by higher residue gas and NGL prices, partially offset by a $4.6 million decrease in freshwater product sales due to a decrease in freshwater deliveries to Oasis Petroleum for well completions.
Operating expenses and other expenses
The following table summarizes our operating expenses and other expenses for the periods presented:

	Three Months Ended
	March 31, 2021	December 31, 2020	Change	March 31, 2021	March 31, 2020	Change

	(In thousands)
Operating expenses
Costs of product sales	$22,776	$15,780	$6,996	$22,776	$8,432	$14,344
Operating and maintenance	13,106	13,888	(782)	13,106	16,840	(3,734)
Depreciation and amortization	8,985	9,076	(91)	8,985	10,197	(1,212)
Impairment	—	—	—	—	101,767	(101,767)
General and administrative	8,450	8,722	(272)	8,450	8,451	(1)
Total operating expenses	53,317	47,466	5,851	53,317	145,687	(92,370)
Operating income (loss)	47,056	43,148	3,908	47,056	(39,060)	86,116
Other income (expense)
Interest expense, net of capitalized interest	(4,061)	(2,602)	(1,459)	(4,061)	(30,257)	26,196
Other income (expense)	(69)	28,710	(28,779)	(69)	(42)	(27)
Total other income (expense)	(4,130)	26,108	(30,238)	(4,130)	(30,299)	26,169
Net income (loss)	42,926	69,256	(26,330)	42,926	(69,359)	112,285
Less: Net income attributable to non-controlling interests	17,025	13,920	3,105	17,025	2,040	14,985
Net income (loss) attributable to Oasis Midstream Partners LP	25,901	55,336	(29,435)	25,901	(71,399)	97,300
Less: Net income attributable to General Partner	—	1,027	(1,027)	—	1,008	(1,008)
Net income (loss) attributable to limited partners	$25,901	$54,309	$(28,408)	$25,901	$(72,407)	$98,308

Three months ended March 31, 2021 as compared to three months ended December 31, 2020
Costs of product sales. Costs of product sales increased $7.0 million to $22.8 million for the three months ended March 31, 2021 as compared to the three months ended December 31, 2020. The increase was primarily driven by a $7.2 million increase in natural gas costs of product sales due to an increase in natural gas purchase costs related to higher residue gas and NGL prices, partially offset by a $0.2 million decrease in freshwater costs of product sales related to lower activity.
Operating and maintenance. Operating and maintenance expenses decreased $0.8 million to $13.1 million for the three months ended March 31, 2021 as compared to the three months ended December 31, 2020. The decrease was primarily driven by a $0.5 million decrease in produced and flowback water operating and maintenance expenses related to lower activity, coupled with a $0.3 million decrease in crude oil and natural gas operating and maintenance expenses primarily related to lower crude oil expenses associated with reductions in contract labor costs.

Depreciation and amortization. Depreciation and amortization expenses were $9.0 million for the three months ended March 31, 2021 and the three months ended December 31, 2020. No assets were placed into service during the three months ended March 31, 2021.
General and administrative (“G&A”) expenses. G&A expenses decreased $0.3 million to $8.5 million for the three months ended March 31, 2021 as compared to the three months ended December 31, 2020. The decrease was primarily a result of a reduction in allocated charges from Oasis Petroleum for G&A services.
Interest expense, net of capitalized interest. Interest expense, net of capitalized interest, increased $1.5 million to $4.1 million for the three months ended March 31, 2021 as compared to the three months ended December 31, 2020. The increase was primarily due to the acceleration of $1.1 million of unamortized deferred financing costs in connection with the Fourth Amendment to the Revolving Credit Facility.
Three months ended March 31, 2021 as compared to three months ended March 31, 2020
Costs of product sales. Cost of product sales increased $14.3 million to $22.8 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was primarily driven by a $16.4 million increase in natural gas costs of product sales due to an increase in natural gas purchase costs related to higher residue gas and NGL prices, partially offset by a $2.2 million decrease in freshwater costs of product sales related to lower activity.
Operating and maintenance. Operating and maintenance expenses decreased $3.7 million to $13.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease was primarily driven by a $2.0 million decrease in produced and flowback water operating and maintenance expenses, a $1.4 million decrease in natural gas operating and maintenance expenses and a $0.3 million decrease in crude oil operating and maintenance expenses, each related to reductions in activity.
Impairment. No impairment loss was recorded for the three months ended March 31, 2021. We recorded an impairment loss of $101.8 million for the three months ended March 31, 2020 to adjust the carrying value of our property, plant and equipment to fair value due to lower forecasted throughput volumes.
Depreciation and amortization. Depreciation and amortization expenses decreased $1.2 million to $9.0 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease was driven by a reduction in the carrying value of assets following impairment charges taken in the first quarter of 2020.
G&A expenses. G&A expenses remained flat at $8.5 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
Interest expense, net of capitalized interest. Interest expense, net of capitalized interest, decreased $26.2 million to $4.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease was primarily due to an additional interest charge of $25.9 million recorded in the first quarter of 2020. In the fourth quarter of 2020, we received a waiver for such additional interest charge.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from operations, borrowings under our Revolving Credit Facility and the issuance of the Senior Notes, as defined below. We believe cash generated from these sources will be sufficient to meet our short-term working capital needs, long-term capital expenditure requirements and quarterly cash distributions. We expect to fund future expansion capital expenditures and acquisitions primarily through a combination of borrowings under our Revolving Credit Facility and, if necessary, the issuance of additional equity or debt securities.
Our primary uses of cash have been for capital expenditures for our midstream infrastructure, the acquisition of Oasis Petroleum’s remaining ownership interests in Bobcat DevCo and Beartooth DevCo, the acquisition of midstream infrastructure in the Permian Basin from Oasis Petroleum, distributions to our unitholders and payments associated with cash requirements for working capital. We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our unitholders will be funded from cash flows internally generated from our operations.
Revolving credit facility. At March 31, 2021, we had $450.0 million of commitments under the Revolving Credit Facility. The Revolving Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures and does not mature until at least September 30, 2024.
At March 31, 2021, we had $234.0 million of borrowings outstanding under the Revolving Credit Facility and $5.5 million of outstanding letters of credit, resulting in an unused borrowing capacity of $210.5 million. For three months ended March 31, 2021 and 2020, the weighted average interest rate incurred on borrowings under the Revolving Credit Facility was 2.1% and 3.6%, respectively.

On March 22, 2021, we entered into the Fourth Amendment to the Revolving Credit Facility. See “Item 1. — Financial Statements (Unaudited) — Note 7 — Long-Term Debt” for more information.
Senior unsecured notes. On March 30, 2021, we issued $450.0 million of 8.00% senior unsecured notes due April 1, 2029 (the “Senior Notes”). The Senior Notes were issued at par and resulted in net proceeds of $442.1 million. We used the net proceeds from the Senior Notes to: (i) make a distribution to OMS of $231.5 million in connection with the Simplification Transaction, (ii) repay $204.0 million of outstanding principal borrowings and $0.5 million of accrued interest under the Revolving Credit Facility and (iii) pay approximately $6.1 million in fees and other expenses. See “Item 1. — Financial Statements (Unaudited) — Note 7 — Long-Term Debt” for more information.
Cash flows
Our cash flows for the three months ended March 31, 2021 and 2020 are presented below:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Net cash provided by operating activities	$39,441	$61,665
Net cash used in investing activities	(887)	(31,811)
Net cash used in financing activities	(36,543)	(10,121)
Increase in cash and cash equivalents	$2,011	$19,733
Cash flows provided by operating activities
Net cash provided by operating activities was $39.4 million and $61.7 million for the three months ended March 31, 2021 and 2020, respectively. The $22.2 million decrease in cash flows from operating activities for the three months ended March 31, 2021, as compared to 2020, was primarily due to net changes in working capital items, offset by higher net income after adjusting for non-cash items.
Working capital. Our working capital is driven by changes in accounts receivable and accounts payable and other factors, such as credit extended to, and the timing of collections from, our customers. As of March 31, 2021, we had a working capital balance of $52.7 million, and we had $217.7 million of liquidity available, including $7.2 million in cash and cash equivalents and $210.5 million in unused borrowing capacity on our Revolving Credit Facility.
We expect to have adequate liquidity to meet our future working capital requirements; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a material adverse effect on our financial position, results of operations or cash flows.
Cash flows used in investing activities
Net cash used in investing activities was $0.9 million and $31.8 million for the three months ended March 31, 2021 and 2020, respectively. The $30.9 million decrease in net cash used in investing activities for the three months ended March 31, 2021, as compared to 2020, was primarily attributable to capital spending in the first quarter of 2020 related to the construction of two additional compressor stations around Wild Basin, which were placed into service during the first quarter of 2020.
Cash flows used in financing activities
Net cash used in financing activities was $36.5 million for the three months ended March 31, 2021 and $10.1 million for the three months ended March 31, 2020. The $26.4 million increase in net cash used in financing activities was primarily attributable to the cash distribution of $231.5 million to Oasis Petroleum in connection with the Simplification Transaction and an increase in repayment of outstanding borrowings under the Revolving Credit Facility, partially offset by net cash proceeds associated with the issuance of Senior Notes and a reduction in distributions to Oasis Petroleum associated with their retained interests in Bobcat DevCo and Beartooth DevCo.
Capital expenditures

Our capital expenditures are summarized in the following table for the periods presented:

	Three Months Ended March 31, 2021

	(In thousands)
Capital expenditures	Gross	Net

Maintenance capital expenditures	$302	$174
Expansion capital expenditures(1)	231,391	231,314
Total capital expenditures (2)	$231,693	$231,488

___________________
(1)Includes $231.5 million related to the cash distribution to Oasis Petroleum associated with the Simplification Transaction composed of the following: (i) $229.0 million cash component of the purchase price, (ii) $10.1 million upward adjustment to the purchase price related to the expanded project dedication to OMP in South Nesson and (iii) $7.6 million downward adjustment to the purchase price related to activity between the effective date of January 1, 2021 and the close date of March 30, 2021.
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

Capital expenditures by DevCo are summarized in the following table for the periods presented:

		Three Months Ended March 31, 2021

		(In thousands)
DevCos	OMP Ownership(1)	Gross	Net

Bighorn DevCo	100%	$120	$120
Bobcat DevCo	35.3%	486	172
Beartooth DevCo(2)	70%	(363)	(254)
Panther DevCo(2)	100%	(59)	(59)
OMP Operating(3)	100%	231,509	231,509
Total(4)		$231,693	$231,488
___________________
(1)Ownership interest prior to the closing of the Simplification Transaction on March 30, 2021.
(2)Negative amounts reflect differences between the estimated capital expenditures accrued in a reporting period and actual capital expenditures recognized in a subsequent reporting period.
(3)Includes $231.5 million related to the cash distribution to Oasis Petroleum associated with the Simplification Transaction composed of the following: (i) $229.0 million cash component of the purchase price, (ii) $10.1 million upward adjustment to the purchase price related to the expanded project dedication to OMP in South Nesson and (iii) $7.6 million downward adjustment to the purchase price related to activity between the effective date of January 1, 2021 and the close date of March 30, 2021.
(4)Capital expenditures reflected in the table above differ from capital expenditures shown in the statements of cash flows in our unaudited condensed consolidated financial statements because amounts reflected in the table above include changes in accrued capital expenditures from the previous reporting period, while amounts presented in the statements of cash flows are presented on a cash basis.

2021 Revised Capital Program. Our revised 2021 capital program, excluding acquisitions, will accommodate a capital expenditure level of approximately $53.0 million to $58.0 million, which was adjusted downward to reflect $10.1 million of capital expenditures which were settled in the purchase price of the Simplification Transaction. We expect to spend approximately 7% to 8% of EBITDA for maintenance capital expenditures, which is included in our total capital expenditure program.
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

Cash distributions
On May 3, 2021, the Board of Directors of the General Partner declared the quarterly distribution for the first quarter of 2021 of $0.55 per unit. This distribution will be payable on May 27, 2021 to unitholders of record as of May 17, 2021.
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
The following table presents a reconciliation of the GAAP financial measure of interest expense, net of capitalized interest, to the non-GAAP financial measure of Cash Interest for the periods presented:

	Three Months Ended March 31,
	2021	2020 (1)

	(In thousands)
Interest expense, net of capitalized interest	$4,061	$30,257
Capitalized interest	—	249
Amortization of deferred financing costs	(1,333)	(271)
Cash Interest	2,728	30,235
Less: Cash Interest attributable to non-controlling interests(2)	(3)	(3)
Cash Interest attributable to Oasis Midstream Partners LP	$2,725	$30,232
__________________
(1)For the three months ended March 31, 2020, interest expense, Cash Interest and Cash Interest attributable to Oasis Midstream Partners LP included a specified default interest charge of $25.9 million. This specified default interest charge was waived in the fourth quarter of 2020.
(2)Amounts represent Cash Interest attributable to non-controlling interests associated with finance leases prior to the closing of the Simplification Transaction on March 30, 2021.

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

The following table presents reconciliations of the GAAP financial measures of net income and net cash provided by operating activities to the non-GAAP financial measure of Adjusted EBITDA, Distributable Cash Flow and Free Cash Flow for the periods presented. No amounts were allocated to non-controlling interests for the three months ended March 31, 2021 since the effective date of the Simplification Transaction was January 1, 2021:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Net income (loss)	$42,926	$(69,359)
Depreciation and amortization	8,985	10,197
Impairment	—	101,767
Equity-based compensation expenses	487	66
Interest expense, net of capitalized interest	4,061	30,257
Adjusted EBITDA	56,459	72,928
Less: Adjusted EBITDA attributable to non-controlling interests	20,572	26,538
Adjusted EBITDA attributable to Oasis Midstream Partners LP	35,887	46,390
Cash interest attributable to Oasis Midstream Partners LP	2,725	30,232
Maintenance capital expenditures attributable to Oasis Midstream Partners LP	174	1,433
Distributable Cash Flow	$32,988	$14,725
Expansion capital expenditures attributable to Oasis Midstream Partners LP	231,314	15,566
LP distributions	18,267	18,258
GP distributions	1,027	1,027
Free Cash Flow	$(217,620)	$(20,126)

Net cash provided by operating activities	$39,441	$61,665
Interest expense, net of capitalized interest	4,061	30,257
Changes in working capital	14,290	(18,723)
Other non-cash adjustments	(1,333)	(271)
Adjusted EBITDA	56,459	72,928
Less: Adjusted EBITDA attributable to non-controlling interests	20,572	26,538
Adjusted EBITDA attributable to Oasis Midstream Partners LP	35,887	46,390
Cash interest attributable to Oasis Midstream Partners LP	2,725	30,232
Maintenance capital expenditures attributable to Oasis Midstream Partners LP	174	1,433
Distributable Cash Flow	$32,988	$14,725
Expansion capital expenditures attributable to Oasis Midstream Partners LP	231,314	15,566
LP distributions	18,267	18,258
GP distributions	1,027	1,027
Free Cash Flow	$(217,620)	$(20,126)

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2020 Annual Report other than as disclosed in Note 2 to our unaudited condensed consolidated financial statements.
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

Concentration of customer credit risk. We are dependent on Oasis Petroleum as our most significant customer, and we expect to derive a substantial majority of our revenues from Oasis Petroleum for the foreseeable future. As a result, any event, whether in our dedicated areas or otherwise, that adversely affects Oasis Petroleum’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Further, we are subject to the risk of non-payment or non-performance by Oasis Petroleum. We cannot predict the extent to which Oasis Petroleum’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Oasis Petroleum’s ability to execute its drilling and development program or to perform under our agreements. Any material non-payment or non-performance by Oasis Petroleum could reduce our ability to make distributions to our unitholders. We did not experience any significant defaults on accounts receivable during the three months ended March 31, 2021.
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
Interest rate risk. At March 31, 2021, we had outstanding $450.0 million of senior unsecured notes at a fixed cash interest rate of 8.00% per annum. At March 31, 2021 we had $234.0 million of borrowings outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the Revolving Credit Facility) or (ii) with respect to ABR Loans (as defined in the Revolving Credit Facility), the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (c) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the Revolving Credit Facility). The applicable margin for borrowings under the Revolving Credit Facility is based on the Partnership’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 2.25% to 3.25%, and (b) in the case of ABR Loans or swingline loans, 1.25% to 2.25%. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%.
At March 31, 2021, the outstanding borrowings under our Revolving Credit Facility bore interest at the London Interbank Offered Rate plus a 2.50% margin. We do not currently, but may in the future, utilize interest rate derivatives to reduce interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our Revolving Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at March 31, 2021.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. — Legal Proceedings
See “Part I, Item 1. — Financial Statements (Unaudited) — Note 9 — Commitments and Contingencies” which is incorporated herein by reference, for a description of material legal proceedings.
Item 1A. — Risk Factors
Our business faces many risks. Any of the risks discussed elsewhere in this Form 10-Q and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our 2020 Annual Report. There have been no material changes in our risk factors from those described in our 2020 Annual Report and subsequent SEC filings.

Item 5. — Exhibits

Exhibit No.	Description of Exhibit

2.1*	Contribution and Simplification Agreement, dated March 22,2021, between Oasis Midstream Partners LP, OMS Holdings LLC, OMP GP LLC, OMP Operating LLC, OMP DevCo Holdings Corp., Beartooth DevCo Holdings Corp., Bobcat DevCo LLC, and for certain limited purposes set forth therein, Oasis Petroleum Inc. (incorporated herein by reference to Exhibit 2.1 to the form 8-K filed by the Partnership on March 22, 2021).

3.1	Second Amended and Restated Agreement of Limited Partnership of Oasis Midstream Partners LP, dated as of March 30, 2021 (incorporated herein by reference to Exhibit 3.1 to the form 8-K filed by the Partnership on April 1, 2021).

3.2	Second Amended and Restated Limited Liability Company Agreement of OMP GP LLC, dated as of March 30, 2021 (incorporated herein by reference to Exhibit 3.2 to the form 8-K filed by the Partnership on April 1, 2021).

4.1	Indenture, dated as of March 30, 2021, by and among Oasis Midstream Partners LP, as issuer, OMP Finance Corp., as co-issuer, OMP Operating LLC, OMP DevCo Holdings Corp., Beartooth DevCo LLC, Bighorn DevCo LLC, Bobcat DevCo LLC, and Panther DevCo LLC, as guarantors, and Regions Bank, an Alabama banking corporation, as trustee (incorporated herein by reference to Exhibit 4.1 to the form 8-K filed by the Partnership on April 1, 2021).

10.1	Fourth Amendment to Credit Agreement, dated March 22, 2021, by and among Oasis Midstream Partners LP, as parent, OMP Operating LLC, as borrower, Bighorn DevCo LLC, a Delaware limited liability company, as a guarantor, Panther DevCo LLC, a Delaware limited liability company, as a guarantor, Wells Fargo Bank, N.A., as administrative agent and lender, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the form 8-K filed by the Partnership on March 22, 2021).

10.2	Purchase Agreement, dated as of March 26, 2021, among Oasis Midstream Partners LP, OMP Finance Corp, as co-issuer, OMP Operating LLC, OMP DevCo Holdings Corp., Beartooth DevCo LLC, Bighorn DevCo LLC, Bobcat DevCo LLC, and Panther DevCo LLC, as guarantors, and Citigroup Capital Markets LLC, as representative of the several initial purchasers (incorporated herein by reference to Exhibit 10.1 to the form 8-K filed by the Partnership on April 1, 2021).

10.3	Form of Supplement to Incentive Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to the form 8-K filed by the Partnership on April 1, 2021).

10.4(a)	Third Amended and Restated Limited Liability Company Agreement of Bobcat DevCo LLC, dated as of March 30, 2021 and effective as of January 1, 2021, by and between OMP Operating LLC, a Delaware limited liability company, and OMP DevCo Holdings Corp., a Delaware corporation.

10.5(a)	Third Amended and Restated Limited Liability Company Agreement of Beartooth DevCo LLC, dated as of March 30, 2021 and effective as of January 1, 2021, by and between OMP Operating LLC, a Delaware limited liability company, and OMP DevCo Holdings Corp., a Delaware corporation.

21.1 (a)	List of Subsidiaries of Oasis Midstream Partners LP.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Labels Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

___________________
(a)     Filed herewith.
(b)     Furnished herewith.
*     Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Partnership undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OASIS MIDSTREAM PARTNERS LP
By: OMP GP LLC, its general partner
Date:	May 6, 2021	By:	/s/ Taylor L. Reid
Taylor L. Reid
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Richard N. Robuck
Richard N. Robuck
Senior Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)