Form 10-Q
period 2021-06-30
Oasis Midstream Partners LP
filed 2021-08-09
CIK 1652133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No ☐
At July 30, 2021, there were 48,627,680 common units representing limited partner interests outstanding.

OASIS MIDSTREAM PARTNERS LP

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2021	December 31, 2020

	(In thousands, except unit data)
ASSETS
Current assets
Cash and cash equivalents	$9,711	$5,147
Accounts receivable	3,434	4,295
Accounts receivable – Oasis Petroleum	84,179	66,283
Inventory	5,878	6,986
Prepaid expenses	2,277	3,695
Other current assets	140	649
Total current assets	105,619	87,055
Property, plant and equipment	1,194,224	1,180,819
Less: accumulated depreciation, amortization and impairment	(259,214)	(240,877)
Total property, plant and equipment, net	935,010	939,942
Operating lease right-of-use assets	1,161	1,643
Other assets	3,315	2,053
Total assets	$1,045,105	$1,030,693

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$1,148	$2,226
Accounts payable – Oasis Petroleum	30,308	28,074
Accrued liabilities	26,947	17,931
Accrued interest payable	9,518	360
Current operating lease liabilities	963	945
Other current liabilities	471	471
Total current liabilities	69,355	50,007
Long-term debt	653,387	450,000
Asset retirement obligations	808	774
Operating lease liabilities	247	733
Other liabilities	5,285	5,521
Total liabilities	729,082	507,035
Commitments and contingencies (Note 9)
Equity
Limited partners
Common units (48,627,680 and 20,061,366 issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	316,023	193,536
Subordinated units (No units issued and outstanding at June 30, 2021 and 13,750,000 units issued and outstanding at December 31, 2020)	—	44,030
General Partner	—	1,027
Total partners’ equity	316,023	238,593
Non-controlling interests	—	285,065
Total equity	316,023	523,658
Total liabilities and equity	$1,045,105	$1,030,693
The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands, except per unit data)
Revenues
Midstream services – Oasis Petroleum	$65,064	$56,946	$132,227	$138,939
Midstream services – third parties	1,188	5,242	2,088	9,088
Product sales – Oasis Petroleum	28,992	3,869	61,273	24,657
Product sales – third parties	12	6	41	6
Total revenues	95,256	66,063	195,629	172,690
Operating expenses
Costs of product sales	19,152	2,215	41,928	10,647
Operating and maintenance	12,220	14,508	25,326	31,348
Depreciation and amortization	9,416	11,881	18,401	22,078
Impairment	2	216	2	101,983
General and administrative	8,082	9,286	16,532	17,737
Total operating expenses	48,872	38,106	102,189	183,793
Operating income (loss)	46,384	27,957	93,440	(11,103)
Other expenses
Interest expense, net of capitalized interest	(11,230)	(5,186)	(15,291)	(35,443)
Other expense	—	(101)	(69)	(143)
Total other expenses	(11,230)	(5,287)	(15,360)	(35,586)
Net income (loss)	35,154	22,670	78,080	(46,689)
Less: Net income attributable to non-controlling interests	—	10,796	17,025	12,836
Net income (loss) attributable to Oasis Midstream Partners LP	35,154	11,874	61,055	(59,525)
Less: Net income attributable to General Partner	—	1,027	—	2,034
Net income (loss) attributable to limited partners	$35,154	$10,847	$61,055	$(61,559)
Earnings (loss) per limited partner unit (Note 11)
Common units – basic	$0.72	$0.32	$1.45	$(1.82)
Common units – diluted	0.72	0.32	1.45	(1.82)
Weighted average number of limited partners units outstanding (Note 11)
Common units – basic	48,611	20,045	35,407	20,043
Common units – diluted	48,620	20,045	35,416	20,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Partnership
	Common Units	Subordinated Units	General Partner	Non-controlling Interests	Total

	(In thousands)
Balance as of December 31, 2020	$193,536	$44,030	$1,027	$285,065	$523,658
Contributions from non-controlling interests	—	—	—	6	6
Distributions to non-controlling interests	—	—	—	(7,615)	(7,615)
Distributions to unitholders	(10,842)	(7,425)	(1,027)	—	(19,294)
Conversion of Subordinated Units to Common Units	45,808	(45,808)	—	—	—
Distribution to Oasis for Simplification Transaction	(231,509)	—	—	—	(231,509)
Elimination of non-controlling interests for Simplification Transaction	294,481	—	—	(294,481)	—
Common control transaction costs	(811)	—	—	—	(811)
Equity-based compensation	487	—	—	—	487
Net income	16,698	9,203	—	17,025	42,926
Balance as of March 31, 2021	307,848	—	—	—	307,848
Distributions to unitholders	(26,745)	—	—	—	(26,745)
Issuance of common units, net of offering costs	86,657	—	—	—	86,657
Redemption of common units	(86,957)	—	—	—	(86,957)
Common control transaction costs	50	—	—	—	50
Equity-based compensation	16	—	—	—	16
Net income	35,154	—	—	—	35,154
Balance as of June 30, 2021	$316,023	$—	$—	$—	$316,023

	Partnership
	Common Units	Subordinated Units	General Partner	Non-controlling Interests	Total

	(In thousands)
Balance as of December 31, 2019	$225,339	$66,005	$1,026	$312,258	$604,628
Contributions from non-controlling interests	—	—	—	6,167	6,167
Distributions to non-controlling interests	—	—	—	(25,964)	(25,964)
Distributions to unitholders	(10,833)	(7,425)	(1,007)	—	(19,265)
Equity-based compensation	66	—	—	—	66
Net income (loss)	(42,947)	(29,460)	1,008	2,040	(69,359)
Balance as of March 31, 2020	171,625	29,120	1,027	294,501	496,273
Contributions from non-controlling interests	—	—	—	309	309
Distributions to non-controlling interests	—	—	—	(14,335)	(14,335)
Distributions to unitholders	(10,833)	(7,425)	(1,027)	—	(19,285)
Equity-based compensation	67	—	—	—	67
Net income	6,433	4,414	1,027	10,796	22,670
Balance as of June 30, 2020	$167,292	$26,109	$1,027	$291,271	$485,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$78,080	$(46,689)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,401	22,078
Impairment	2	101,983
Equity-based compensation expenses	503	133
Deferred financing costs amortization and other	1,790	541
Working capital and other changes:
Change in accounts receivable	(17,035)	24,575
Change in inventory	1,108	(7,637)
Change in prepaid expenses	1,418	(774)
Change in other current assets	509	—
Change in accounts payable and accrued liabilities	13,704	18,915
Change in other assets and liabilities, net	(422)	20
Net cash provided by operating activities	98,058	113,145
Cash flows from investing activities:
Capital expenditures	(8,725)	(46,740)
Net cash used in investing activities	(8,725)	(46,740)
Cash flows from financing activities:
Capital contributions from non-controlling interests	6	6,476
Distributions to Oasis for Simplification Transaction	(231,509)	—
Distributions to non-controlling interests	(7,615)	(40,299)
Distributions to unitholders	(46,039)	(38,550)
Common control transaction costs	(761)	—
Proceeds from issuance of common units, net of offering costs	86,657	—
Redemption of common units	(86,957)	—
Proceeds from issuance of senior notes	450,000	—
Deferred financing costs	(11,551)	—
Borrowings on revolving credit facility	24,500	29,000
Payments on revolving credit facility	(261,500)	—
Other	—	(59)
Net cash used in financing activities	(84,769)	(43,432)
Increase in cash and cash equivalents	4,564	22,973
Cash:
Beginning of period	5,147	4,168
End of period	$9,711	$27,141
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	4,329	7,230
Supplemental non-cash transactions:
Change in accrued capital expenditures	4,679	(19,502)
Change in asset retirement obligations	33	40
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
As of June 30, 2021, the Partnership’s assets in the DevCos were as follows:

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
The Partnership’s operations are supported by significant acreage dedications from Oasis Petroleum and commitments from third party producers in the Williston Basin and Permian Basin. On June 29, 2021, Oasis Petroleum sold its remaining upstream assets in the Permian Basin to a third party buyer. The Partnership retained its midstream assets in the Permian Basin through its ownership of Panther DevCo, and all of its midstream services in the Permian Basin are now provided to third party producers. Upon closing, the commercial agreements between Panther DevCo and Oasis Petroleum were assigned to the buyer, and there were no material changes to the terms of such agreements.
The Partnership is not a taxable entity for United States federal income tax purposes and is not subject to income tax in the majority of states in which the Partnership operates. As taxes are generally borne by its partners through the allocation of taxable income, the Partnership does not record deferred taxes related to the aggregate difference in the basis of its assets for financial and tax reporting purposes. The Partnership is subject to a Texas margin tax due to its operations in the Permian Basin and recorded a de minimis state income tax provision for the three and six months ended June 30, 2021.

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
Simplification Transaction
On March 30, 2021, the Partnership closed the Simplification Transaction (defined below) with Oasis Petroleum to acquire Oasis Petroleum’s remaining ownership interests in Bobcat DevCo and Beartooth DevCo. In addition, the Simplification Transaction eliminated the incentive distribution rights (the “IDRs”) held by the General Partner (see Note 4 — Transactions with Affiliates).
Prior to the Simplification Transaction, the Contributed Assets (defined below) were reflected as non-controlling interests in the Partnership’s unaudited condensed consolidated financial statements. In accordance with the Financial Accounting Standard Board’s (“FASB”) authoritative guidance under Accounting Standards Codification (“ASC”) Topic 810-10 for non-controlling interests in a common control transaction, the Partnership accounted for the Simplification Transaction as an equity transaction and adjusted the carrying amount of non-controlling interests in the condensed consolidated financial statements to reflect the change in ownership interests. Furthermore, as the Partnership acquired additional interests in previously consolidated subsidiaries, the Simplification Transaction did not result in a change in reporting entity, as defined under the FASB authoritative guidance under ASC Topic 805, Business Combinations, and was accounted for on a prospective basis.
Consolidation
The Partnership’s condensed consolidated financial statements include its accounts and the accounts of the DevCos, each of which is a wholly-owned subsidiary of the Partnership and controlled by the Partnership through OMP GP LLC (the “General Partner”). All intercompany balances and transactions have been eliminated upon consolidation.
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
3. Revenue Recognition
Disaggregation of Revenues
The following table presents revenues associated with contracts with customers for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Service revenues
Crude oil, natural gas and NGL revenues	$43,565	$41,112	$88,658	$95,089
Produced and flowback water revenues	22,687	21,076	45,657	52,938
Total service revenues	66,252	62,188	134,315	148,027
Product revenues
Crude oil, natural gas and NGL revenues	25,603	2,866	56,192	17,302
Freshwater revenues	3,401	1,009	5,122	7,361
Total product revenues	29,004	3,875	61,314	24,663
Total revenues	$95,256	$66,063	$195,629	$172,690

Prior Period Performance Obligations
The Partnership records revenue when the performance obligations under the terms of its customer contracts are satisfied. The Partnership measures the satisfaction of its performance obligations using the output method based upon the volumes of crude oil, natural gas or water that flow through its systems. In certain cases, the Partnership is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Such differences have historically not been significant. For the three and six months ended June 30, 2021 and 2020, revenues recognized related to performance obligations satisfied in prior reporting periods were not material.
Contract Balances
Contract balances are the result of timing differences between revenue recognition, billings and cash collections. Contract assets relate to revenue recognized for accrued deficiency fees associated with minimum volume commitments where the Partnership believes it is probable there will be a shortfall payment and that a significant reversal of revenue recognized will not occur once the related performance period is completed and the customer is billed. Contract liabilities relate to aid in construction payments received from customers, which are recognized as revenue over the expected period of future benefit. The Partnership does not recognize contract assets or contract liabilities under its customer contracts for which invoicing occurs once the Partnership’s performance obligations have been satisfied and payment is unconditional. Contract balances are classified as current or long-term based on the timing of when the Partnership expects to receive cash for contract assets or recognize revenue for contract liabilities. The Partnership did not have any material contract asset balances as of June 30, 2021 or December 31, 2020.

The following table summarizes the changes in contract liabilities for the six months ended June 30, 2021:

(In thousands)
Balance as of December 31, 2020	$5,421
Cash received	—
Revenue recognized	(225)
Balance as of June 30, 2021	$5,196
Remaining Performance Obligations
The following table presents estimated revenue allocated to remaining performance obligations for contracted revenues that are unsatisfied (or partially satisfied) as of June 30, 2021:

(In thousands)
2021 (excluding six months ended June 30, 2021)	$8,376
2022	17,175
2023	10,896
2024	11,089
2025	2,768
Total	$50,304
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
The Partnership’s general and administrative expenses include $7.0 million and $8.1 million from affiliate transactions with Oasis Petroleum for the three months ended June 30, 2021 and 2020, respectively, and $13.9 million and $15.7 million from affiliate transactions with Oasis Petroleum for the six months ended June 30, 2021 and 2020, respectively.
Simplification Transaction. On March 30, 2021, the Partnership consummated the transactions contemplated by the Contribution and Simplification Agreement (the “Contribution and Simplification Agreement”), dated as of March 22, 2021, by and among the Partnership, OMS Holdings LLC (“OMS Holdings”), Oasis Midstream Services LLC (“OMS”), the General Partner, OMP Operating LLC (“OMP Operating”), OMP DevCo Holdings Corp, Beartooth DevCo LLC (“Beartooth DevCo”), Bobcat DevCo LLC (“Bobcat DevCo”), OMS Holdings Merger Sub, LLC, a wholly-owned subsidiary of OMS Holdings (“GP Merger Sub”), and for limited purposes set forth therein, Oasis Petroleum.

Pursuant to the Contribution and Simplification Agreement, among other things, (a) Oasis Petroleum contributed to the Partnership its remaining limited liability company interests in Bobcat DevCo and Beartooth DevCo of 64.7% and 30.0%, respectively, in exchange for total consideration of $512.5 million composed of (x) a cash distribution of $231.5 million, sourced from the net proceeds of the offering of the Senior Notes (defined below) and (y) 12,949,644 common units representing limited partner interests in the Partnership, (b) the Partnership’s IDRs were cancelled and converted into 1,850,356 common units representing limited partner interests in the Partnership (the “IDR Elimination” and such common units, the “IDR Conversion Common Units”), and (c) the IDR Conversion Common Units were distributed on a pro-rata basis by the General Partner to the holders of its Class A Units and Class B Units, such that following such distribution, Oasis Petroleum, through its wholly-owned subsidiary OMS Holdings, is the sole member of the General Partner (the foregoing clauses (a), (b) and (c), the “Simplification Transaction”). The Contribution and Simplification Agreement also implemented among other things, a right of first refusal in favor of the Partnership with respect to the midstream opportunities in the Painted Woods and City of Williston operating areas of Oasis Petroleum and the amendment and restatement of the (x) agreement of limited partnership of the Partnership and (y) limited liability company agreement of the General Partner to reflect the Simplification Transaction.
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
Redemption of Common Units from Oasis Petroleum. On June 29, 2021, the Partnership redeemed 3,623,188 common units from Oasis Petroleum for $87.0 million. The proceeds to redeem such common units from Oasis Petroleum were derived from the Equity Offering (defined in Note 10 – Partnership Equity and Distributions). As of June 30, 2021, Oasis Petroleum owns approximately 70% of the Partnership’s outstanding common units.
5. Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2021	December 31, 2020

	(In thousands)
Accrued capital costs	$7,880	$3,200
Accrued operating expenses	8,661	8,204
Other accrued liabilities	10,406	6,527
Total accrued liabilities	$26,947	$17,931

6. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	June 30, 2021	December 31, 2020

	(In thousands)
Pipelines	$536,450	$532,546
Natural gas processing plants	303,683	301,820
Produced and flowback water facilities	123,624	123,047
Compressor stations	187,213	185,474
Other property and equipment	33,458	34,548
Construction in progress	9,796	3,384
Total property, plant and equipment	1,194,224	1,180,819
Less: accumulated depreciation, amortization and impairment	(259,214)	(240,877)
Total property, plant and equipment, net	$935,010	$939,942

7. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2021	December 31, 2020

	(In thousands)
Revolving Credit Facility	$213,000	$450,000
8.00% senior unsecured notes due April 1, 2029	450,000	—
Less: unamortized deferred financing costs on senior unsecured notes	(9,613)	—
Total long-term debt	$653,387	$450,000
Revolving Credit Facility
The Partnership has a revolving credit facility among OMP Operating, as borrower, Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto (as amended, the “Revolving Credit Facility”). On March 22, 2021, the Partnership entered into the Fourth Amendment to the Revolving Credit Facility (the “Fourth Amendment”) to, among other things, (i) provide for the occurrence of the transactions pursuant to the Simplification Transaction, (ii) amend the consolidated total leverage ratio financial covenant to no greater than 5.00 to 1.00, (iii) amend the consolidated senior secured leverage ratio to no greater than 3.00 to 1.00, (iv) amend the consolidated interest coverage ratio to no less than 2.50 to 1.00, (v) provide for the issuance of the Senior Notes (defined below), (vi) decrease the aggregate lender commitments to $450.0 million, (vii) increase pricing for credit and (viii) extend the maturity date from September 25, 2022 until at least September 30, 2024. In connection with the Fourth Amendment to the Revolving Credit Facility, the Partnership accelerated $1.1 million of unamortized deferred financing costs in the first quarter of 2021.
Following the Fourth Amendment, the applicable margin for borrowings under the Revolving Credit Facility varies from (a) in the case of LIBOR loans (defined in the Revolving Credit Facility as Eurodollar Loans), 2.25% to 3.25%, and (b) in the case of domestic bank prime rate loans (defined in the Revolving Credit Facility as ABR Loans) or swingline loans, 1.25% to 2.25%. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%.
At June 30, 2021, the aggregate amount of elected commitments under the Revolving Credit Facility was $450.0 million, and there were $213.0 million of borrowings outstanding and $5.5 million of outstanding letters of credit, resulting in an unused borrowing capacity of $231.5 million. For the three and six months ended June 30, 2021, the weighted average interest rate incurred on borrowings under the Revolving Credit Facility was 2.6% and 2.3%, respectively. The fair value of the Revolving Credit Facility approximates its carrying value since borrowings under the Revolving Credit Facility bear interest at variable rates, which are tied to current market rates.
The Revolving Credit Facility contains customary events of default, as well as cross-default provisions with other indebtedness of the Partnership and its restricted subsidiaries. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Revolving Credit Facility to be immediately due and payable. There are no cross-default provisions between the Revolving Credit Facility and the indebtedness of Oasis Petroleum and its restricted subsidiaries. The Partnership was in compliance with the covenants under the Revolving Credit Facility at June 30, 2021.
Senior Unsecured Notes
On March 30, 2021, the Partnership and OMP Finance Corp. (“OMP Finance” and together with the Partnership, the “Issuers”) issued in a private placement $450.0 million of 8.00% senior unsecured notes due April 1, 2029 (the “Senior Notes”). The Senior Notes were issued at par and resulted in net proceeds, after deducting the underwriters’ gross spread, of $442.1 million. The Partnership used the net proceeds from the Senior Notes to: (i) make a distribution to OMS of $231.5 million in connection with the Simplification Transaction, (ii) repay $204.0 million of outstanding principal borrowings and $0.5 million of accrued interest under the Revolving Credit Facility and (iii) pay approximately $6.1 million in fees and other expenses. In connection with the issuance of the Senior Notes, the Partnership recorded deferred financing costs of $9.9 million which are being amortized over the term of the Senior Notes. The fair value of the Senior Notes, which are publicly traded among qualified institutional investors and represent a Level 1 measurement, was $478.4 million at June 30, 2021.
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
The indenture governing the Senior Notes contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit the Partnership’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue certain redeemable or preferred equity, (ii) make certain investments, (iii) declare or pay dividends or make distributions on equity interests or redeem, repurchase or retire equity interests or subordinated indebtedness, (iv) transfer or sell assets including equity of restricted subsidiaries, (v)agree to payment restrictions affecting the Partnership’s restricted subsidiaries, (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, (vii) enter into transactions with affiliates, (viii) incur liens and (ix) designate certain of the Partnership’s subsidiaries as unrestricted subsidiaries. In addition, the indenture governing the Senior Notes contains cross-default provisions with other indebtedness of the Partnership and its restricted subsidiaries; however, there are no cross-default provisions with the indebtedness of Oasis Petroleum and its restricted subsidiaries.
8. Inventory
Inventory consists primarily of spare parts and equipment related to the Partnership’s midstream infrastructure. Inventory is stated at the lower of cost and net realizable value with cost determined on an average cost method. The Partnership assesses the carrying value of inventory and uses estimates and judgments when making any adjustments necessary to reduce the carrying value to net realizable value. The Partnership recorded a de minimis write-down of its inventory during the three and six months ended June 30, 2021 and three and six months ended June 30, 2020. The carrying value of the Partnership’s inventory was $5.9 million and $7.0 million at June 30, 2021 and December 31, 2020, respectively.
9. Commitments and Contingencies
The Partnership has various contractual obligations in the normal course of its operations. There have been no material changes to the Partnership’s commitments and contingencies from those disclosed in its 2020 Annual Report.
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
10. Partnership Equity and Distributions
Equity offering. On June 29, 2021, the Partnership completed an underwritten public offering of 3,623,188 common units representing limited partnership interests at a price to the public of $24.00 per common unit (the “Equity Offering”) and received net proceeds of $87.0 million, after deducting underwriting discounts and commissions. The Partnership used the proceeds from the Equity Offering to fund the redemption of 3,623,188 common units held by Oasis Petroleum (see Note 4 – Transactions with Affiliates).
Cash distributions. On August 3, 2021, the Board of Directors of the General Partner declared the quarterly cash distribution for the second quarter of 2021 of $0.56 per unit. This distribution will be payable on August 27, 2021 to unitholders of record as of August 16, 2021.
The following table details the distributions paid in respect of each period in which the distributions were earned for the periods presented:

				Distributions
				Limited Partners		General Partner
Period	Record Date	Distribution Date	Distribution per limited partner unit	Common units	Subordinated units	IDRs

				(In thousands)
Q4 2020	March 8, 2021	March 18, 2021	$0.54	$10,842	$7,425	$1,027
Q1 2021	May 17, 2021	May 27, 2021	0.55	26,745	—	—
Subordinated unit conversion. On March 19, 2021, the first business day following the payment of the Partnership’s distribution for the fourth quarter of 2020, the subordination period under the partnership agreement terminated in accordance with the terms thereof, and the Partnership’s 13,750,000 subordinated units representing limited partner interests, all of which were held by OMS Holdings, automatically converted into common units on a one-to-one basis.
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
Diluted earnings (loss) per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the LTIP, were exercised, settled or converted into common units. When it is determined that potential common units should be included in diluted net income (loss) per limited partner unit calculation, the impact is reflected by applying the treasury stock method. There are no adjustments made to net income (loss) attributable to Oasis Midstream Partners LP in the calculation of diluted earnings (loss) per unit. For the three and six months ended June 30, 2021 and 2020, the diluted earnings (loss) per share calculation excludes the anti-dilutive effect of unvested restricted unit awards.
The following is a calculation of the basic and diluted weighted average units outstanding for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Basic weighted average common units outstanding	48,611	20,045	35,407	20,043
Dilutive effect of restricted awards	9	—	9	—
Diluted weighted average common units outstanding	48,620	20,045	35,416	20,043

The following tables present the calculation of earnings (loss) per limited partner unit under the two-class method for each period presented:

	Three Months Ended June 30, 2021
	Limited Partners
	Common units	Subordinated units	Total
	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP
Distributions	$26,745	$—	$26,745
Undistributed earnings attributable to Oasis Midstream Partners LP	8,409	—	8,409
Net income attributable to Oasis Midstream Partners LP	$35,154	$—	$35,154

Weighted average limited partners units outstanding
Common units – basic	48,611
Common units – diluted	48,620

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic	$0.72
Diluted	0.72

Anti-dilutive restricted units	8

	Three Months Ended June 30, 2020
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total
	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP
Distributions	$1,027	$10,833	$7,425	$19,285
Undistributed earnings attributable to Oasis Midstream Partners LP	—	(4,396)	(3,015)	(7,411)
Net income attributable to Oasis Midstream Partners LP	$1,027	$6,437	$4,410	$11,874

Weighted average limited partners units outstanding
Common units – basic		20,045
Common units – diluted		20,045

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$0.32
Diluted		0.32

Anti-dilutive restricted units		16

	Six Months Ended June 30, 2021
	Limited Partners
	Common units	Subordinated units	Total

	(In thousands, except per unit data)
Net income attributable to Oasis Midstream Partners LP
Distributions	$37,587	$7,425	$45,012
Undistributed earnings attributable to Oasis Midstream Partners LP	13,743	2,300	16,043
Net income attributable to Oasis Midstream Partners LP	$51,330	$9,725	$61,055

Weighted average limited partners units outstanding
Basic	35,407
Diluted	35,416

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic	$1.45
Diluted	1.45

Anti-dilutive restricted units	5

	Six Months Ended June 30, 2020
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total

	(In thousands, except per unit data)
Net income (loss) attributable to Oasis Midstream Partners LP
Distributions	$2,054	$21,666	$14,850	$38,570
Undistributed loss attributable to Oasis Midstream Partners LP	—	(58,182)	(39,913)	(98,095)
Net income (loss) attributable to Oasis Midstream Partners LP	$2,054	$(36,516)	$(25,063)	$(59,525)

Weighted average limited partners units outstanding
Basic		20,043
Diluted		20,043

Net loss attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$(1.82)
Diluted		(1.82)

Anti-dilutive restricted units		9
12. Subsequent Events
Subsequent to June 30, 2021, Oasis Petroleum approved an acreage dedication to the Partnership in the City of Williston project area of the Williston Basin for crude oil gathering, natural gas gathering and compression, and produced and flowback water gathering and disposal. In connection with the acreage dedication, the Partnership expects to spend approximately $4.0 million to $6.0 million of incremental capital in 2021.

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
•uncertainty regarding the worldwide response to COVID-19, including the impact of new virus strains and the risk of renewed restrictions on various commercial and economic activities; such restrictions are designed to protect public health but also have the effect of significantly reducing demand for crude oil and natural gas;
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
Our current assets are located in the heart of the oil-rich Williston and Permian Basins. In the Williston Basin, our assets are integral to the crude oil and natural gas operations of Oasis Petroleum and are also strategically positioned to capture volumes from third party producers. In the Permian Basin, we provide crude oil gathering and produced and flowback water gathering and disposal services to third party producers. The substantial majority of our revenues are generated through long-term, fixed-fee contracts with Oasis Petroleum for crude oil, natural gas and water-related midstream services. We are also party to a long-term transportation services agreement regulated by the Federal Energy Regulatory Commission (the “FERC”) governing the transportation of crude oil via pipeline from the Wild Basin area to Johnson’s Corner. Our fixed-fee contracts minimize our direct exposure to commodity prices, and the amount of revenue we generate primarily depends on the volume of crude oil, natural gas and water for which we provide midstream services. We have increased our customer diversification by providing midstream services to third parties, but we are largely dependent on Oasis Petroleum as our most significant customer.We expect to grow acquisitively through accretive, dropdown acquisitions, as well as organically as Oasis Petroleum develops its acreage. We also expect to grow by increasing services provided to third party producers and by acquiring midstream assets from third parties.

Recent Developments
FERC Regulatory Matters
On May 14, 2021, the FERC issued a revised oil pricing index factor that used the Producer Price Index for Finished Goods plus an index level of 0.78%, resulting in a negative percent change for the index year July 1, 2021 through June 30, 2022, meaning that the ceiling level for certain of an oil pipelines’ rates may decrease and, if the actual transportation rate would be above such ceiling level, the rate also must decrease to be equal to or less than the applicable ceiling. Bighorn DevCo’s Johnson’s Corner pipeline has not adjusted its rates in several years and its applicable rates remain below the FERC’s adjusted ceiling level. Bighorn DevCo could increase its rates in future index years to equal the new ceiling level. The FERC’s final application of its indexing rate methodology for the next five-year term of index rates may impact our revenues associated with any transportation services we may provide pursuant to rates adjusted by the FERC oil pipeline index.
Change in Board Chair
On April 13, 2021, Daniel E. Brown was elected to serve on the board of directors of OMP GP LLC (the “General Partner”). On April 29, 2021, Mr. Brown was elected by the board of directors of the General Partner to serve as Board Chair. Mr. Brown replaces Douglas E. Brooks, who was elected by the board of directors of the General Partner on January 29, 2021 to serve as Board Chair on an interim basis.
Acquisition of Remaining Interests in Bobcat DevCo and Beartooth DevCo
On March 30, 2021, we consummated the transactions contemplated by the Contribution and Simplification Agreement (the “Contribution and Simplification Agreement”), dated as of March 22, 2021, by and among the Partnership, OMS Holdings LLC (“OMS Holdings”), Oasis Midstream Services LLC (“OMS”), the General Partner, OMP Operating LLC (“OMP Operating”), OMP DevCo Holdings Corp, Beartooth DevCo, Bobcat DevCo, OMS Holdings Merger Sub, LLC, a wholly-owned subsidiary of OMS Holdings (“GP Merger Sub”), and for limited purposes set forth therein, Oasis Petroleum.
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

Permian Basin Midstream Assets
On June 29, 2021, Oasis Petroleum completed the sale of its remaining upstream assets in the Permian Basin to a third party buyer. We retained our midstream assets in the Permian Basin through our ownership of Panther DevCo and provide all of our midstream services in the Permian Basin to third party producers. Our commercial agreements with Oasis Petroleum in the Permian Basin were assigned to the buyer with no material changes to the contractual terms. We have successfully commenced crude oil and water services to the new operator, and we expect to benefit from incremental activity and increased diversification of our customer base.
Redemption of Common Units from Oasis Petroleum
On June 29, 2021, we completed an underwritten public offering of 3,623,188 common units representing limited partnership interests at a price to the public of $24.00 per common unit (the “Equity Offering”) and received net proceeds of $87.0 million after deducting underwriting discounts and commissions. We used the proceeds from the Equity Offering to redeem 3,623,188 common units held by Oasis Petroleum for $87.0 million. Following such redemption, Oasis Petroleum owns approximately 70% of our outstanding common units.
City of Williston Project Dedication
Oasis Petroleum has approved an acreage dedication to OMP in the City of Williston project area pursuant to which we will provide midstream services to Oasis Petroleum for crude oil gathering, natural gas gathering and compression, and produced and flowback water gathering and disposal. In connection with the acreage dedication, we expect to spend approximately $4.0 million to $6.0 million of incremental capital in 2021, and we expect to commence services pursuant to the acreage dedication in the second half of 2022. We have revised our 2021 capital expenditures program, as discussed in “Liquidity and Capital Resources – 2021 Revised Capital Program” below.
Market Conditions and COVID-19
Federal, state and local public health and governmental authorities have commenced programs to administer vaccines, and certain regions across the United States have lifted restrictions that were imposed to contain the spread of COVID-19, resulting in improved global economic activity levels and higher energy demand. Despite improvements in market conditions, uncertainties related to COVID-19 remain, including the impact of new virus strains, the risk of renewed restrictions and the uncertainty of successful administration of effective treatments and vaccines. In response to the current economic environment and impacts of COVID-19, we have adjusted our business to expected lower levels of activity and operate in a sustainable and cost-efficient manner.
In response to the outbreak of the COVID-19 pandemic in 2020, we adopted a work-from-home system for all office-based employees and deployed additional safety protocols at our operating sites in order to keep the field-based employees and contractors supporting our operations safe, while continuing operations running without material disruption. In 2021, we completed a phased return-to-office program, while continuing to follow enhanced safety standards, including enhanced daily cleaning in common spaces of office locations, restricting use of conference rooms and group gatherings, adherence to social distancing requirements and establishing training requirements and procedures.

Recent Highlights:
•Declared the quarterly cash distribution for the second quarter of 2021 of $0.56 per unit.
•Net income was $35.2 million and net cash from operating activities was $58.6 million.
•Adjusted EBITDA was $55.8 million and Distributable Cash Flow was $43.0 million.
The following table summarizes the throughput volumes, operating income (loss), depreciation, amortization and impairment and capital expenditures of each of our DevCos for the periods presented. The amounts shown in the table below are presented on a gross basis.

	Three Months Ended		Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020

	(In thousands, except throughput volumes)
Bighorn DevCo
Crude oil services volumes (MBopd)	25.6	27.6	26.6	35.0
Natural gas services volumes (MMscfpd)	191.5	205.7	198.6	198.8
Operating income	$15,273	$16,867	$32,140	$10,259
Depreciation, amortization and impairment	2,610	2,505	5,115	26,941
Capital expenditures	474	120	594	5,302
Bobcat DevCo
Crude oil services volumes (MBopd)	17.9	19.7	18.8	27.1
Natural gas services volumes (MMscfpd)	232.8	248.0	240.4	236.6
Water services volumes (MBowpd)	41.5	43.0	42.2	52.8
Operating income	$22,513	$23,537	$46,050	$28,244
Depreciation, amortization and impairment	4,222	3,999	8,221	25,567
Capital expenditures	8,982	486	9,468	12,053
Beartooth DevCo
Water services volumes (MBowpd)	84.9	71.3	78.1	93.5
Operating income (loss)	$8,314	$7,090	$15,404	$(17,872)
Depreciation, amortization and impairment	2,342	2,274	4,616	37,919
Capital expenditures(1)	32	(363)	(331)	(264)
Panther DevCo
Crude oil services volumes (MBopd)	9.4	9.1	9.2	8.3
Water services volumes (MBowpd)	29.7	28.5	29.1	40.4
Operating income (loss)	$1,406	$1,151	$2,557	$(29,708)
Depreciation, amortization and impairment	236	202	438	33,634
Capital expenditures(1)	3,733	(59)	3,674	9,829
Oasis Midstream Partners LP
DevCo operating income (loss)	$47,506	$48,645	$96,151	$(9,077)
Public company expenses	1,122	1,589	2,711	2,026
Operating income (loss)	46,384	47,056	93,440	(11,103)
Depreciation, amortization and impairment	9,418	8,985	18,403	124,061
Equity-based compensation expenses	16	487	503	133
Capitalized interest	—	—	—	317
Maintenance capital expenditures	2,109	302	2,411	2,336
Expansion capital expenditures(2)	11,112	231,391	242,503	24,584
Total capital expenditures	13,221	231,693	244,914	27,237
___________________
(1) Negative amount reflects differences between the estimated capital expenditures accrued in a reporting period and actual capital expenditures recognized in a subsequent reporting period.

(2) The six months ended June 30, 2021 includes $231.5 million related to the cash distribution to Oasis Petroleum associated with the Simplification Transaction composed of the following: (i) $229.0 million cash component of the purchase price, (ii) upward adjustment to the purchase price of $10.1 million related to the expanded project dedication to OMP in South Nesson, and (iii) downward adjustment to the purchase price of $7.6 million related to activity between the effective date of January 1, 2021 and the close date of March 30, 2021.
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
•Product sales - Oasis Petroleum. We record product sales to Oasis Petroleum for the sale of crude oil and residue gas and NGLs to certain subsidiaries of Oasis Petroleum, which we generate from purchase agreements with third parties. We also record product sales to Oasis Petroleum for the supply and distribution of freshwater to Oasis Petroleum.
•Product sales - third parties. We record product sales from third parties for the supply and distribution of freshwater to non-affiliated customers.
The following table summarizes our revenues for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	Change	June 30, 2021	June 30, 2020	Change

	(In thousands)
Revenues
Midstream services – Oasis Petroleum	$65,064	$67,163	$(2,099)	$132,227	$138,939	$(6,712)
Midstream services – third parties	1,188	900	288	2,088	9,088	(7,000)
Product sales – Oasis Petroleum	28,992	32,281	(3,289)	61,273	24,657	36,616
Product sales – third parties	12	29	(17)	41	6	35
Total revenues	$95,256	$100,373	$(5,117)	$195,629	$172,690	$22,939
Three months ended June 30, 2021 as compared to three months ended March 31, 2021
Total revenues. Total midstream revenues decreased $5.1 million to $95.3 million during the three months ended June 30, 2021 as compared to the three months ended March 31, 2021. This decrease was driven by a $3.3 million decrease in product sales and a $1.8 million decrease in service revenues.
Service revenues. The $1.8 million decrease in service revenues was driven by a $1.5 million decrease in crude oil and natural gas service revenues due to a decrease in natural gas throughput volumes from Oasis Petroleum in the Williston Basin, coupled with a $0.3 million decrease in produced and flowback water service revenues due to a $0.6 million decrease in revenues from Oasis Petroleum primarily due to a decrease in gathering and injection volumes from Oasis Petroleum, partially offset by a $0.3 million increase in revenues from third parties.
Product sales. The $3.3 million decrease in product sales was driven by a $5.0 million decrease in natural gas product sales to Oasis Petroleum driven by a decrease in residue gas and NGL prices and a reduction in volumes purchased from third party producers, partially offset by a $1.7 million increase in freshwater product sales due to an increase in freshwater deliveries to Oasis Petroleum for well completions.

Six months ended June 30, 2021 as compared to six months ended June 30, 2020
Total revenues. Total midstream revenues increased $22.9 million to $195.6 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This increase was driven by a $36.7 million increase in product sales, partially offset by $13.7 million decrease in service revenues.
Service revenues. The $13.7 million decrease in service revenues was driven by a $7.3 million decrease in produced and flowback water service revenues due to a $4.7 million decrease in revenues from Oasis Petroleum and a $2.6 million decrease in revenues from third parties due to fewer volumes. In addition, there was a $6.4 million decrease in crude oil and natural gas service revenues primarily related to a decrease in crude oil and natural gas throughput volumes in the Williston Basin.
Product sales. The $36.7 million increase in product sales was driven by a $38.8 million increase in natural gas product sales to Oasis Petroleum driven by an increase in residue gas and NGL prices and an increase in volumes purchased from third party producers, partially offset by a $2.2 million decrease in freshwater product sales due to a decrease in freshwater deliveries to Oasis Petroleum for well completions.
Operating expenses and other expenses
The following table summarizes our operating expenses and other expenses for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	Change	June 30, 2021	June 30, 2020	Change

	(In thousands)
Operating expenses
Costs of product sales	$19,152	$22,776	$(3,624)	$41,928	$10,647	$31,281
Operating and maintenance	12,220	13,106	(886)	25,326	31,348	(6,022)
Depreciation and amortization	9,416	8,985	431	18,401	22,078	(3,677)
Impairment	2	—	2	2	101,983	(101,981)
General and administrative	8,082	8,450	(368)	16,532	17,737	(1,205)
Total operating expenses	48,872	53,317	(4,445)	102,189	183,793	(81,604)
Operating income (loss)	46,384	47,056	(672)	93,440	(11,103)	104,543
Other expenses
Interest expense, net of capitalized interest	(11,230)	(4,061)	(7,169)	(15,291)	(35,443)	20,152
Other expense	—	(69)	69	(69)	(143)	74
Total other expenses	(11,230)	(4,130)	(7,100)	(15,360)	(35,586)	20,226
Net income (loss)	35,154	42,926	(7,772)	78,080	(46,689)	124,769
Less: Net income attributable to non-controlling interests	—	17,025	(17,025)	17,025	12,836	4,189
Net income (loss) attributable to Oasis Midstream Partners LP	35,154	25,901	9,253	61,055	(59,525)	120,580
Less: Net income attributable to General Partner	—	—	—	—	2,034	(2,034)
Net income (loss) attributable to limited partners	$35,154	$25,901	$9,253	$61,055	$(61,559)	$122,614
Three months ended June 30, 2021 as compared to three months ended March 31, 2021
Costs of product sales. Costs of product sales decreased $3.6 million to $19.2 million for the three months ended June 30, 2021 as compared to the three months ended March 31, 2021. The decrease was driven by a $4.0 million decrease in natural gas costs of product sales due primarily to a decrease in residue gas and NGL prices and a decrease in volumes purchased from third party producers, offset by a $0.4 million increase in freshwater costs of product sales due primarily to higher activity.
Operating and maintenance. Operating and maintenance expenses decreased $0.9 million to $12.2 million for the three months ended June 30, 2021 as compared to the three months ended March 31, 2021. The decrease was driven by a $0.6 million decrease in natural gas operating and maintenance expenses due primarily to a reduction in repairs and maintenance, coupled with a $0.3 million decrease in produced and flowback water operating and maintenance expenses due primarily to lower activity.

Depreciation and amortization. Depreciation and amortization expenses increased $0.4 million to $9.4 million for the three months ended June 30, 2021 as compared to the three months ended March 31, 2021. The increase was primarily a result of incremental capital spending on in-service assets.
General and administrative (“G&A”) expenses. G&A expenses decreased $0.4 million to $8.1 million for the three months ended June 30, 2021 as compared to the three months ended March 31, 2021. The decrease was primarily due to a reduction in equity-based compensation expenses associated with the immediate vesting of certain awards in the first quarter of 2021 in connection with the Simplification Transaction.
Interest expense, net of capitalized interest. Interest expense, net of capitalized interest, increased $7.2 million to $11.2 million for the three months ended June 30, 2021 as compared to the three months ended March 31, 2021. The increase was primarily due to an $8.9 million increase in interest expense related to the Senior Notes which were issued on March 30, 2021. This increase was partially offset by a $1.7 million decrease in interest expense related to the Revolving Credit Facility due to the acceleration of $1.1 million of unamortized deferred financing costs in the first quarter of 2021, combined with a $0.9 million reduction in interest expense associated with fewer outstanding borrowings under the Revolving Credit Facility quarter over quarter.
Six months ended June 30, 2021 as compared to six months ended June 30, 2020
Costs of product sales. Cost of product sales increased $31.3 million to $41.9 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily driven by a $33.3 million increase in natural gas costs of product sales due primarily to an increase in residue gas and NGL prices and an increase in volumes purchased from third party producers, partially offset by a $2.0 million decrease in freshwater costs of product sales due primarily to lower activity.
Operating and maintenance. Operating and maintenance expenses decreased $6.0 million to $25.3 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease was driven by a $3.1 million decrease in natural gas operating and maintenance expenses due primarily to a reduction in equipment rentals, coupled with a $2.7 million decrease in produced and flowback water operating and maintenance expenses due primarily to lower activity.
Impairment. We recorded a de minimis impairment loss for the six months ended June 30, 2021. We recorded an impairment loss of $102.0 million for the six months ended June 30, 2020 to adjust the carrying value of our property, plant and equipment to fair value due to lower forecasted throughput volumes.
Depreciation and amortization. Depreciation and amortization expenses decreased $3.7 million to $18.4 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease was driven by a reduction in the carrying value of assets following impairment charges taken in the first quarter of 2020.
G&A expenses. G&A expenses decreased $1.2 million to $16.5 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease was primarily a result of a reduction of $1.8 million in allocated charges from Oasis Petroleum for G&A services due to lower headcount, partially offset by a $0.4 million increase in equity-based compensation expenses associated with the immediate vesting of certain awards in the first quarter of 2021 in connection with the Simplification Transaction.
Interest expense, net of capitalized interest. Interest expense, net of capitalized interest, decreased $20.2 million to $15.3 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease was primarily due to a specified default interest charge of $28.0 million recorded during the six months ended June 30, 2020 which was subsequently waived in the fourth quarter of 2020. In addition, there was a decrease in interest expense related to the Revolving Credit Facility of $1.5 million due to fewer outstanding borrowings. These decreases were partially offset by an increase in interest expense of $9.1 million related to the Senior Notes.
Liquidity and Capital Resources
Our primary sources of liquidity during the period covered by this report have been from cash flows generated from operations, borrowings under the Revolving Credit Facility, the issuance of the Senior Notes (defined below) and our underwritten public offering of common units. We believe cash generated from these sources will be sufficient to meet our short-term working capital needs, long-term capital expenditure requirements and quarterly cash distributions. We expect to fund future expansion capital expenditures and acquisitions primarily through a combination of borrowings under the Revolving Credit Facility and, if necessary, the issuance of additional equity or debt securities.

Our primary uses of cash have been for capital expenditures to develop our midstream infrastructure, dropdown acquisitions from Oasis Petroleum, distributions to our unitholders, the redemption of common units from Oasis Petroleum, interest payments associated with our long-term debt and payments associated with cash requirements for working capital. We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our unitholders will be funded from cash flows internally generated from our operations.
Revolving credit facility. At June 30, 2021, we had $450.0 million of commitments under the Revolving Credit Facility. The Revolving Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures. The Revolving Credit Facility does not mature until at least September 30, 2024.
At June 30, 2021, we had $213.0 million of borrowings outstanding under the Revolving Credit Facility and $5.5 million of outstanding letters of credit, resulting in an unused borrowing capacity of $231.5 million. For the six months ended June 30, 2021 and 2020, the weighted average interest rate incurred on borrowings under the Revolving Credit Facility was 2.3% and 2.9%, respectively. On March 22, 2021, we entered into the Fourth Amendment to the Revolving Credit Facility. See “Item 1. — Financial Statements (Unaudited) — Note 7 — Long-Term Debt” for more information.
Senior unsecured notes. On March 30, 2021, we issued $450.0 million of 8.00% senior unsecured notes due April 1, 2029 (the “Senior Notes”). The Senior Notes were issued at par and resulted in net proceeds of $442.1 million. We used the net proceeds from the Senior Notes to: (i) make a distribution to Oasis Petroleum of $231.5 million in connection with the Simplification Transaction, (ii) repay $204.0 million of outstanding principal borrowings and $0.5 million of accrued interest under the Revolving Credit Facility and (iii) pay approximately $6.1 million in fees and other expenses. See “Item 1. — Financial Statements (Unaudited) — Note 7 — Long-Term Debt” for more information.
Equity offering and redemption of common units. On June 29, 2021, we completed the Equity Offering and received net proceeds of $87.0 million after deducting underwriting discounts and commissions. We used the net proceeds from the Equity Offering to redeem 3,623,188 common units held by Oasis Petroleum for $87.0 million. Following the redemption of common units, Oasis Petroleum owns approximately 70% of our outstanding common units. See “Item 1. — Financial Statements (Unaudited) — Note 10 — Partnership Equity and Distributions” for more information.
Cash flows
Our cash flows for the six months ended June 30, 2021 and 2020 are presented below:

	Six Months Ended June 30,
	2021	2020

	(In thousands)
Net cash provided by operating activities	$98,058	$113,145
Net cash used in investing activities	(8,725)	(46,740)
Net cash used in financing activities	(84,769)	(43,432)
Increase in cash and cash equivalents	$4,564	$22,973
Cash flows provided by operating activities
Net cash provided by operating activities was $98.1 million and $113.1 million for the six months ended June 30, 2021 and 2020, respectively. The $15.1 million decrease in cash flows from operating activities for the six months ended June 30, 2021, as compared to 2020, was primarily due to net changes in working capital items, offset by higher net income after adjusting for non-cash items.
Working capital. Our working capital is driven by changes in accounts receivable and accounts payable and other factors, such as credit extended to, and the timing of collections from our customers. As of June 30, 2021, we had a working capital balance of $36.3 million, and we had $241.2 million of liquidity available, including $9.7 million in cash and cash equivalents and $231.5 million in unused borrowing capacity on the Revolving Credit Facility.
We expect to have adequate liquidity to meet our future working capital requirements; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a material adverse effect on our financial position, results of operations or cash flows.
Cash flows used in investing activities
Net cash used in investing activities was $8.7 million and $46.7 million for the six months ended June 30, 2021 and 2020, respectively. The $38.0 million decrease in net cash used in investing activities for the six months ended June 30, 2021, as compared to 2020, was primarily attributable to capital spending in the first quarter of 2020 related to the construction of two additional compressor stations in Wild Basin that were placed into service during the first quarter of 2020.

Cash flows used in financing activities
Net cash used in financing activities was $84.8 million for the six months ended June 30, 2021 and $43.4 million for the six months ended June 30, 2020. The $41.3 million increase in net cash used in financing activities was primarily attributable to the cash distribution of $231.5 million to Oasis Petroleum in connection with the Simplification Transaction and an increase in net repayments of outstanding borrowings under the Revolving Credit Facility of $208.0 million, partially offset by cash proceeds from the issuance of the Senior Notes in the first quarter of 2021.
Capital expenditures
Our capital expenditures are summarized in the following table for the periods presented (in thousands):

	1Q 2021		2Q 2021		Six Months Ended June 30, 2021

Capital expenditures	Gross	Net	Gross	Net	Gross	Net

Maintenance capital expenditures	$302	$174	$2,109	$2,109	$2,411	$2,283
Expansion capital expenditures(1)	231,391	231,314	11,112	11,112	242,503	242,426
Total capital expenditures	$231,693	$231,488	$13,221	$13,221	$244,914	$244,709
___________________
(1)Includes $231.5 million incurred in the first quarter of 2021 related to the cash distribution to Oasis Petroleum associated with the Simplification Transaction composed of the following: (i) $229.0 million cash component of the purchase price, (ii) $10.1 million upward adjustment to the purchase price related to the expanded project dedication to OMP in South Nesson and (iii) $7.6 million downward adjustment to the purchase price related to activity between the effective date of January 1, 2021 and the close date of March 30, 2021.
Capital expenditures by DevCo are summarized in the following table for the periods presented (in thousands):

	1Q 2021		2Q 2021		Six Months Ended June 30, 2021

DevCo	Gross	Net	Gross	Net	Gross	Net

Bighorn DevCo	$120	$120	$474	$474	$594	$594
Bobcat DevCo	486	172	8,982	8,982	9,468	9,154
Beartooth DevCo(1)	(363)	(254)	32	32	(331)	(222)
Panther DevCo(1)	(59)	(59)	3,733	3,733	3,674	3,674
OMP Operating(2)	231,509	231,509	—	—	231,509	231,509
Total capital expenditures	$231,693	$231,488	$13,221	$13,221	$244,914	$244,709
___________________
(1)Negative amounts reflect differences between the estimated capital expenditures accrued in a reporting period and actual capital expenditures recognized in a subsequent reporting period.
(2)Includes $231.5 million related to the cash distribution to Oasis Petroleum associated with the Simplification Transaction composed of the following: (i) $229.0 million cash component of the purchase price, (ii) $10.1 million upward adjustment to the purchase price related to the expanded project dedication to OMP in South Nesson and (iii) $7.6 million downward adjustment to the purchase price related to activity between the effective date of January 1, 2021 and the close date of March 30, 2021.
2021 Revised Capital Program. Our revised 2021 capital program, excluding acquisitions, will accommodate a capital expenditure level of approximately $73.0 million to $78.0 million, which was adjusted upward from the previous range of $53.0 million to $58.0 million to reflect incremental activity. We expect our 2021 capital program to accommodate maintenance capital expenditures of approximately 7% to 8% of EBITDA, and maintenance capital expenditures in the second half of 2021 of approximately 12% of EBITDA, which reflects maintenance capital associated with a planned turnaround at our gas plant complex in Wild Basin.
We will continue to evaluate the level of capital spending throughout the year based on the following factors, among others:
•pace of our customers’ development;
•operating and construction costs;
•our ability to achieve material supplier price reductions;

•indebtedness levels; and
•impact of new laws and regulations on our business practices.
We expect to fund our capital expenditures with cash on hand, cash generated from operating activities and borrowings under the Revolving Credit Facility.
Cash distributions
On August 3, 2021, the Board of Directors of the General Partner declared the quarterly distribution for the second quarter of 2021 of $0.56 per unit. This distribution will be payable on August 27, 2021 to unitholders of record as of August 16, 2021.
The Board of Directors of the General Partner may change our cash distribution policy at any time, and we do not have a legal or contractual obligation to pay cash distributions quarterly or on any other basis or at our minimum quarterly distribution rate.
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
The following table presents a reconciliation of the GAAP financial measure of interest expense, net of capitalized interest, to the non-GAAP financial measure of Cash Interest for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (1)	2021	2020 (1)

	(In thousands)
Interest expense, net of capitalized interest	$11,230	$5,186	$15,291	$35,443
Capitalized interest	—	68	—	317
Amortization of deferred financing costs	(472)	(271)	(1,805)	(541)
Cash Interest	10,758	4,983	13,486	35,218
Less: Cash Interest attributable to non-controlling interests(2)	—	(3)	(3)	(6)
Cash Interest attributable to Oasis Midstream Partners LP	$10,758	$4,980	$13,483	$35,212
__________________
(1)For the three and six months ended June 30, 2020, interest expense, Cash Interest and Cash Interest attributable to Oasis Midstream Partners LP included a specified default interest charge of $2.1 million and $28.0 million, respectively, which was subsequently waived in the fourth quarter of 2020.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Net income (loss)	$35,154	$22,670	$78,080	$(46,689)
Depreciation and amortization	9,416	11,881	18,401	22,078
Impairment	2	216	2	101,983
Equity-based compensation expenses	16	67	503	133
Interest expense, net of capitalized interest	11,230	5,186	15,291	35,443
Adjusted EBITDA	55,818	40,020	112,277	112,948
Less: Adjusted EBITDA attributable to non-controlling interests	—	14,208	20,572	40,746
Adjusted EBITDA attributable to Oasis Midstream Partners LP	55,818	25,812	91,705	72,202
Cash interest attributable to Oasis Midstream Partners LP	10,758	4,980	13,483	35,212
Maintenance capital expenditures attributable to Oasis Midstream Partners LP	2,109	460	2,283	1,893
Distributable Cash Flow	42,951	20,372	75,939	35,097
Expansion capital expenditures attributable to Oasis Midstream Partners LP	11,112	1,748	242,426	17,314
LP distributions	26,745	18,258	45,012	36,516
GP distributions	—	1,027	1,027	2,034
Free Cash Flow	$5,094	$(661)	$(212,526)	$(20,767)

Net cash provided by operating activities	$58,617	$51,479	$98,058	$113,145
Interest expense, net of capitalized interest	11,230	5,186	15,291	35,443
Changes in working capital	(13,571)	(16,375)	718	(35,099)
Other non-cash adjustments	(458)	(270)	(1,790)	(541)
Adjusted EBITDA	55,818	40,020	112,277	112,948
Less: Adjusted EBITDA attributable to non-controlling interests	—	14,208	20,572	40,746
Adjusted EBITDA attributable to Oasis Midstream Partners LP	55,818	25,812	91,705	72,202
Cash interest attributable to Oasis Midstream Partners LP	10,758	4,980	13,483	35,212
Maintenance capital expenditures attributable to Oasis Midstream Partners LP	2,109	460	2,283	1,893
Distributable Cash Flow	42,951	20,372	75,939	35,097
Expansion capital expenditures attributable to Oasis Midstream Partners LP	11,112	1,748	242,426	17,314
LP distributions	26,745	18,258	45,012	36,516
GP distributions	—	1,027	1,027	2,034
Free Cash Flow	$5,094	$(661)	$(212,526)	$(20,767)

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
Concentration of customer credit risk. We are dependent on Oasis Petroleum as our most significant customer, and we expect to derive a substantial majority of our revenues from Oasis Petroleum for the foreseeable future. As a result, any event, whether in our dedicated areas or otherwise, that adversely affects Oasis Petroleum’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Further, we are subject to the risk of non-payment or non-performance by Oasis Petroleum. We cannot predict the extent to which Oasis Petroleum’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Oasis Petroleum’s ability to execute its drilling and development program or to perform under our agreements. Any material non-payment or non-performance by Oasis Petroleum could reduce our ability to make distributions to our unitholders. We did not experience any significant defaults on accounts receivable during the six months ended June 30, 2021.
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
Interest rate risk. At June 30, 2021, we had outstanding $450.0 million of senior unsecured notes at a fixed cash interest rate of 8.00% per annum. At June 30, 2021 we had $213.0 million of borrowings outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the Revolving Credit Facility) or (ii) with respect to ABR Loans (as defined in the Revolving Credit Facility), the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (c) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the Revolving Credit Facility). The applicable margin for borrowings under the Revolving Credit Facility is based on the Partnership’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 2.25% to 3.25%, and (b) in the case of ABR Loans or swingline loans, 1.25% to 2.25%. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%.
At June 30, 2021, the outstanding borrowings under our Revolving Credit Facility bore interest at the London Interbank Offered Rate plus a 2.50% margin. We do not currently, but may in the future, utilize interest rate derivatives to reduce interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our Revolving Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at June 30, 2021.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

10.1*	Indemnification Agreement, dated April 13, 2021, by and between Oasis Midstream Partners LP and Mr. Daniel E. Brown (incorporated herein by reference to Exhibit 99.2 to the form 8-K filed by the Partnership on April 19, 2021).

21.1 (a)	List of Subsidiaries of Oasis Midstream Partners LP.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Labels Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________
(a)     Filed herewith.
(b)     Furnished herewith.
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OASIS MIDSTREAM PARTNERS LP
By: OMP GP LLC, its general partner
Date:	August 5, 2021	By:	/s/ Taylor L. Reid
Taylor L. Reid
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Richard N. Robuck
Richard N. Robuck
Senior Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)