Form 10-Q
period 2021-09-30
Oasis Midstream Partners LP
filed 2021-11-04
CIK 1652133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No ☐
At November 2, 2021, there were 48,627,680 common units representing limited partner interests outstanding.

OASIS MIDSTREAM PARTNERS LP

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2021	December 31, 2020

	(In thousands, except unit data)
ASSETS
Current assets
Cash and cash equivalents	$29,682	$5,147
Accounts receivable	5,218	4,295
Accounts receivable – Oasis Petroleum	60,895	66,283
Inventory	5,828	6,986
Prepaid expenses	1,040	3,695
Other current assets	152	649
Total current assets	102,815	87,055
Property, plant and equipment	1,210,306	1,180,819
Less: accumulated depreciation, amortization and impairment	(268,549)	(240,877)
Total property, plant and equipment, net	941,757	939,942
Operating lease right-of-use assets	917	1,643
Other assets	2,599	2,053
Total assets	$1,048,088	$1,030,693

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$1,734	$2,226
Accounts payable – Oasis Petroleum	6,688	28,074
Accrued liabilities	34,290	17,931
Accrued interest payable	18,412	360
Current operating lease liabilities	973	945
Other current liabilities	685	471
Total current liabilities	62,782	50,007
Long-term debt	650,390	450,000
Asset retirement obligations	825	774
Operating lease liabilities	—	733
Other liabilities	7,600	5,521
Total liabilities	721,597	507,035
Commitments and contingencies (Note 9)
Equity
Limited partners
Common units (48,627,680 and 20,061,366 issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	326,491	193,536
Subordinated units (No units issued and outstanding at September 30, 2021 and 13,750,000 units issued and outstanding at December 31, 2020)	—	44,030
General Partner	—	1,027
Total partners’ equity	326,491	238,593
Non-controlling interests	—	285,065
Total equity	326,491	523,658
Total liabilities and equity	$1,048,088	$1,030,693
The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands, except per unit data)
Revenues
Midstream services – Oasis Petroleum	$65,859	$67,401	$198,087	$206,340
Midstream services – third parties	5,496	1,953	7,583	11,041
Product sales – Oasis Petroleum	33,769	15,184	95,042	39,841
Product sales – third parties	251	17	291	23
Total revenues	105,375	84,555	301,003	257,245
Operating expenses
Costs of product sales	26,065	5,958	67,991	16,605
Operating and maintenance	14,679	12,682	40,006	44,030
Depreciation and amortization	9,357	9,083	27,759	31,161
Impairment	—	1,458	2	103,441
General and administrative	6,596	8,870	23,128	26,607
Total operating expenses	56,697	38,051	158,886	221,844
Operating income	48,678	46,504	142,117	35,401
Other income (expense)
Interest expense, net of capitalized interest	(11,081)	(2,753)	(26,372)	(38,196)
Other income (expense)	23	(7)	(45)	(150)
Total other expenses	(11,058)	(2,760)	(26,417)	(38,346)
Net income (loss)	37,620	43,744	115,700	(2,945)
Less: Net income attributable to non-controlling interests	—	16,483	17,025	29,319
Net income (loss) attributable to Oasis Midstream Partners LP	37,620	27,261	98,675	(32,264)
Less: Net income attributable to General Partner	—	1,027	—	3,062
Net income (loss) attributable to limited partners	$37,620	$26,234	$98,675	$(35,326)
Earnings (loss) per limited partner unit (Note 11)
Common units – basic	$0.77	$0.78	$2.23	$(1.05)
Common units – diluted	0.77	0.78	2.23	(1.05)
Weighted average number of limited partners units outstanding (Note 11)
Common units – basic	48,570	20,045	39,829	20,044
Common units – diluted	48,599	20,048	39,858	20,044
The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Partnership
	Common Units	Subordinated Units	General Partner	Non-controlling Interests	Total

	(In thousands)
Balance as of December 31, 2020	$193,536	$44,030	$1,027	$285,065	$523,658
Contributions from non-controlling interests	—	—	—	6	6
Distributions to non-controlling interests	—	—	—	(7,615)	(7,615)
Distributions to unitholders	(10,842)	(7,425)	(1,027)	—	(19,294)
Conversion of Subordinated Units to Common Units	45,808	(45,808)	—	—	—
Distribution to Oasis for Simplification Transaction	(231,509)	—	—	—	(231,509)
Elimination of non-controlling interests for Simplification Transaction	294,481	—	—	(294,481)	—
Common control transaction costs	(811)	—	—	—	(811)
Equity-based compensation	487	—	—	—	487
Net income	16,698	9,203	—	17,025	42,926
Balance as of March 31, 2021	307,848	—	—	—	307,848
Distributions to unitholders	(26,745)	—	—	—	(26,745)
Issuance of common units, net of offering costs	86,657	—	—	—	86,657
Redemption of common units	(86,957)	—	—	—	(86,957)
Common control transaction costs	50	—	—	—	50
Equity-based compensation	16	—	—	—	16
Net income	35,154	—	—	—	35,154
Balance as of June 30, 2021	316,023	—	—	—	316,023
Distributions to unitholders	(27,232)	—	—	—	(27,232)
Other	(64)	—	—	—	(64)
Equity-based compensation	144	—	—	—	144
Net income	37,620	—	—	—	37,620
Balance as of September 30, 2021	$326,491	$—	$—	$—	$326,491

	Partnership
	Common Units	Subordinated Units	General Partner	Non-controlling Interests	Total

	(In thousands)
Balance as of December 31, 2019	$225,339	$66,005	$1,026	$312,258	$604,628
Contributions from non-controlling interests	—	—	—	6,167	6,167
Distributions to non-controlling interests	—	—	—	(25,964)	(25,964)
Distributions to unitholders	(10,833)	(7,425)	(1,007)	—	(19,265)
Equity-based compensation	66	—	—	—	66
Net income (loss)	(42,947)	(29,460)	1,008	2,040	(69,359)
Balance as of March 31, 2020	171,625	29,120	1,027	294,501	496,273
Contributions from non-controlling interests	—	—	—	309	309
Distributions to non-controlling interests	—	—	—	(14,335)	(14,335)
Distributions to unitholders	(10,833)	(7,425)	(1,027)	—	(19,285)
Equity-based compensation	67	—	—	—	67
Net income	6,433	4,414	1,027	10,796	22,670
Balance as of June 30, 2020	167,292	26,109	1,027	291,271	485,699
Contributions from non-controlling interests	—	—	—	(1,077)	(1,077)
Distributions to non-controlling interests	—	—	—	(19,973)	(19,973)
Distributions to unitholders	(10,833)	(7,425)	(1,027)	—	(19,285)
Equity-based compensation	68	—	—	—	68
Net income	15,560	10,674	1,027	16,483	43,744
Balance as of September 30, 2020	$172,087	$29,358	$1,027	$286,704	$489,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$115,700	$(2,945)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,759	31,161
Impairment	2	103,441
Equity-based compensation expenses	647	201
Deferred financing costs amortization and other	2,241	815
Working capital and other changes:
Change in accounts receivable	4,465	16,270
Change in inventory	1,156	(8,440)
Change in prepaid expenses	2,655	(1,014)
Change in other current assets	499	—
Change in accounts payable and accrued liabilities	2,146	27,080
Change in other assets and liabilities, net	2,870	(164)
Net cash provided by operating activities	160,140	166,405
Cash flows from investing activities:
Capital expenditures	(20,511)	(52,163)
Net cash used in investing activities	(20,511)	(52,163)
Cash flows from financing activities:
Capital contributions from non-controlling interests	6	5,399
Distributions to Oasis for Simplification Transaction	(231,509)	—
Distributions to non-controlling interests	(7,615)	(60,272)
Distributions to unitholders	(73,271)	(57,835)
Common control transaction costs	(761)	—
Proceeds from issuance of common units, net of offering costs	86,592	—
Redemption of common units	(86,957)	—
Proceeds from issuance of senior notes	450,000	—
Deferred financing costs	(11,579)	—
Borrowings on revolving credit facility	39,500	29,000
Payments on revolving credit facility	(279,500)	—
Other	—	(3)
Net cash used in financing activities	(115,094)	(83,711)
Increase in cash and cash equivalents	24,535	30,531
Cash:
Beginning of period	5,147	4,168
End of period	$29,682	$34,699
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$6,040	$9,826
Supplemental non-cash transactions:
Change in accrued capital expenditures	$8,976	$(29,751)
Change in asset retirement obligations	51	61
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
As of September 30, 2021, the Partnership’s assets in the DevCos were as follows:

DevCo	Areas Served	Service Lines

Bighorn DevCo	Wild Basin South Nesson	–Natural gas processing –Crude oil terminaling –Crude oil transportation –Crude oil gathering
Bobcat DevCo	Wild Basin South Nesson	–Natural gas gathering –Natural gas compression –Gas lift supply –Crude oil gathering –Produced and flowback water gathering –Produced and flowback water disposal
Beartooth DevCo	Alger Cottonwood Hebron Indian Hills Red Bank Wild Basin	–Produced and flowback water gathering –Produced and flowback water disposal –Freshwater supply and distribution
Panther DevCo	Permian Basin	–Crude oil gathering –Produced and flowback water gathering –Produced and flowback water disposal
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
The Partnership is not a taxable entity for United States federal income tax purposes and is not subject to income tax in the majority of states in which the Partnership operates. As taxes are generally borne by its partners through the allocation of taxable income, the Partnership does not record deferred taxes related to the aggregate difference in the basis of its assets for financial and tax reporting purposes. The Partnership is subject to a Texas margin tax due to its operations in the Permian Basin and recorded a de minimis state income tax provision for the three and nine months ended September 30, 2021.

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
Recent Accounting Pronouncements
Reference rate reform. In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP guidance to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Partnership is currently evaluating its contracts and the optional expedients provided by ASU 2020-04 and the impact the new standard will have on its consolidated financial statements and related disclosures.
3. Revenue Recognition
Disaggregation of Revenues
The following table presents revenues associated with contracts with customers for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Service revenues
Crude oil, natural gas and NGL revenues	$46,889	$43,137	$135,546	$138,226
Produced and flowback water revenues	24,466	26,217	70,124	79,155
Total service revenues	71,355	69,354	205,670	217,381
Product revenues
Crude oil, natural gas and NGL revenues	32,187	13,863	88,378	31,165
Freshwater revenues	1,833	1,338	6,955	8,699
Total product revenues	34,020	15,201	95,333	39,864
Total revenues	$105,375	$84,555	$301,003	$257,245

Prior Period Performance Obligations
The Partnership records revenue when the performance obligations under the terms of its customer contracts are satisfied. The Partnership measures the satisfaction of its performance obligations using the output method based upon the volumes of crude oil, natural gas or water that flow through its systems. In certain cases, the Partnership is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Such differences have historically not been significant. For the three and nine months ended September 30, 2021 and 2020, revenues recognized related to performance obligations satisfied in prior reporting periods were not material.
Contract Balances
Contract balances are the result of timing differences between revenue recognition, billings and cash collections. Contract assets relate to revenue recognized for accrued deficiency fees associated with minimum volume commitments where the Partnership believes it is probable there will be a shortfall payment and that a significant reversal of revenue recognized will not occur once the related performance period is completed and the customer is billed. Contract liabilities relate to aid in construction payments received from customers, which are recognized as revenue over the expected period of future benefit. The Partnership does not recognize contract assets or contract liabilities under its customer contracts for which invoicing occurs once the Partnership’s performance obligations have been satisfied and payment is unconditional. Contract balances are classified as current or long-term based on the timing of when the Partnership expects to receive cash for contract assets or recognize revenue for contract liabilities. The Partnership did not have any material contract asset balances as of September 30, 2021 or December 31, 2020.

The following table summarizes the changes in contract liabilities for the nine months ended September 30, 2021:

(In thousands)
Balance as of December 31, 2020	$5,421
Cash received	3,231
Revenue recognized	(367)
Balance as of September 30, 2021	$8,285
Remaining Performance Obligations
The following table presents estimated revenue allocated to remaining performance obligations for contracted revenues that are unsatisfied (or partially satisfied) as of September 30, 2021:

(In thousands)
2021 (excluding nine months ended September 30, 2021)	$3,709
2022	17,175
2023	10,896
2024	11,089
2025	2,768
Total	$45,637
The partially and wholly unsatisfied performance obligations presented in the table above are generally limited to customer contracts which have fixed pricing and fixed volume terms and conditions, which generally include customer contracts with minimum volume commitment payment obligations.
The Partnership has elected practical expedients, pursuant to ASC 606, Revenue from Contracts with Customers, to exclude from the presentation of remaining performance obligations: (i) contracts with index-based pricing or variable volume attributes in which such variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a series of distinct services and (ii) contracts with an original expected duration of one year or less.
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
The Partnership’s general and administrative expenses include $5.6 million and $7.9 million from affiliate transactions with Oasis Petroleum for the three months ended September 30, 2021 and 2020, respectively, and $19.5 million and $23.6 million from affiliate transactions with Oasis Petroleum for the nine months ended September 30, 2021 and 2020, respectively.
Simplification Transaction. On March 30, 2021, the Partnership consummated the transactions contemplated by the Contribution and Simplification Agreement (the “Contribution and Simplification Agreement”), dated as of March 22, 2021, by and among the Partnership, OMS Holdings LLC (“OMS Holdings”), Oasis Midstream Services LLC (“OMS”), the General Partner, OMP Operating LLC (“OMP Operating”), OMP DevCo Holdings Corp, Beartooth DevCo LLC (“Beartooth DevCo”), Bobcat DevCo LLC (“Bobcat DevCo”), OMS Holdings Merger Sub, LLC, a wholly-owned subsidiary of OMS Holdings, and for limited purposes set forth therein, Oasis Petroleum.
Pursuant to the Contribution and Simplification Agreement, among other things, (a) Oasis Petroleum contributed to the Partnership its remaining limited liability company interests in Bobcat DevCo and Beartooth DevCo of 64.7% and 30.0% (the

“Contributed Assets”), respectively, in exchange for total consideration of $512.5 million composed of (x) a cash distribution of $231.5 million, sourced from the net proceeds of the offering of the Senior Notes (defined below) and (y) 12,949,644 common units representing limited partner interests in the Partnership, (b) the Partnership’s IDRs were cancelled and converted into 1,850,356 common units representing limited partner interests in the Partnership (the “IDR Elimination” and such common units, the “IDR Conversion Common Units”), and (c) the IDR Conversion Common Units were distributed on a pro-rata basis by the General Partner to the holders of its Class A Units and Class B Units, such that following such distribution, Oasis Petroleum, through its wholly-owned subsidiary OMS Holdings, is the sole member of the General Partner (the foregoing clauses (a), (b) and (c), the “Simplification Transaction”). The Contribution and Simplification Agreement also implemented among other things, a right of first refusal in favor of the Partnership with respect to the midstream opportunities in the Painted Woods and City of Williston operating areas of Oasis Petroleum and the amendment and restatement of the (x) agreement of limited partnership of the Partnership and (y) limited liability company agreement of the General Partner to reflect the Simplification Transaction.
The effective date of the Simplification Transaction was January 1, 2021 and was accounted for on the closing date of March 30, 2021. As a result, net income was allocated to Oasis Petroleum’s non-controlling interests in Bobcat DevCo and Beartooth DevCo until the closing date. The cash distribution to Oasis Petroleum of $231.5 million includes: (i) $229.0 million cash component of the purchase price, (ii) $10.1 million upward adjustment to the purchase price related to the expanded project dedication to the Partnership in South Nesson and (iii) $7.6 million downward adjustment to the purchase price related to activity between the effective date and the close date. At March 30, 2021, Oasis Petroleum’s non-controlling interests in Bobcat DevCo and Beartooth DevCo were eliminated, and Oasis Petroleum no longer owns any of the limited liability company interests of Bobcat DevCo or Beartooth DevCo.
Redemption of Common Units from Oasis Petroleum. On June 29, 2021, the Partnership redeemed 3,623,188 common units from Oasis Petroleum for $87.0 million. The proceeds to redeem such common units from Oasis Petroleum were derived from the Equity Offering (defined in Note 10 – Partnership Equity and Distributions). As of September 30, 2021, Oasis Petroleum owns approximately 70% of the Partnership’s outstanding common units.
5. Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2021	December 31, 2020

	(In thousands)
Accrued capital costs	$12,176	$3,200
Accrued operating expenses	9,113	8,204
Other accrued liabilities	13,001	6,527
Total accrued liabilities	$34,290	$17,931

6. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	September 30, 2021	December 31, 2020

	(In thousands)
Pipelines	$540,399	$532,546
Natural gas processing plants	304,885	301,820
Produced and flowback water facilities	124,531	123,047
Compressor stations	188,254	185,474
Other property and equipment	33,560	34,548
Construction in progress	18,677	3,384
Total property, plant and equipment	1,210,306	1,180,819
Less: accumulated depreciation, amortization and impairment	(268,549)	(240,877)
Total property, plant and equipment, net	$941,757	$939,942

7. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2021	December 31, 2020

	(In thousands)
Revolving Credit Facility	$210,000	$450,000
8.00% senior unsecured notes due April 1, 2029	450,000	—
Less: unamortized deferred financing costs on senior unsecured notes	(9,610)	—
Total long-term debt	$650,390	$450,000
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
At September 30, 2021, the aggregate amount of elected commitments under the Revolving Credit Facility was $450.0 million, and there were $210.0 million of borrowings outstanding and $5.5 million of outstanding letters of credit, resulting in an unused borrowing capacity of $234.5 million. For the three and nine months ended September 30, 2021, the weighted average interest rate incurred on borrowings under the Revolving Credit Facility was 2.5% and 2.4%, respectively. The fair value of the Revolving Credit Facility approximates its carrying value since borrowings under the Revolving Credit Facility bear interest at variable rates, which are tied to current market rates.
The Revolving Credit Facility contains customary events of default, as well as cross-default provisions with other indebtedness of the Partnership and its restricted subsidiaries. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Revolving Credit Facility to be immediately due and payable. There are no cross-default provisions between the Revolving Credit Facility and the indebtedness of Oasis Petroleum and its restricted subsidiaries. The Partnership was in compliance with the covenants under the Revolving Credit Facility at September 30, 2021.
Senior Unsecured Notes
On March 30, 2021, the Partnership and OMP Finance Corp. (“OMP Finance” and together with the Partnership, the “Issuers”) issued in a private placement $450.0 million of 8.00% senior unsecured notes due April 1, 2029 (the “Senior Notes”). The Senior Notes were issued at par and resulted in net proceeds, after deducting the underwriters’ gross spread, of $442.1 million. The Partnership used the net proceeds from the Senior Notes to: (i) make a distribution to OMS of $231.5 million in connection with the Simplification Transaction, (ii) repay $204.0 million of outstanding principal borrowings and $0.5 million of accrued interest under the Revolving Credit Facility and (iii) pay approximately $6.1 million in fees and other expenses. In connection with the issuance of the Senior Notes, the Partnership recorded deferred financing costs of $10.2 million which are being amortized over the term of the Senior Notes. The fair value of the Senior Notes, which are publicly traded among qualified institutional investors and represent a Level 1 measurement, was $468.0 million at September 30, 2021.
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
The indenture governing the Senior Notes contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit the Partnership’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue certain redeemable or preferred equity, (ii) make certain investments, (iii) declare or pay dividends or make distributions on equity interests or redeem, repurchase or retire equity interests or subordinated indebtedness, (iv) transfer or sell assets including equity of restricted subsidiaries, (v) agree to payment restrictions affecting the Partnership’s restricted subsidiaries, (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, (vii) enter into transactions with affiliates, (viii) incur liens and (ix) designate certain of the Partnership’s subsidiaries as unrestricted subsidiaries. In addition, the indenture governing the Senior Notes contains cross-default provisions with other indebtedness of the Partnership and its restricted subsidiaries; however, there are no cross-default provisions with the indebtedness of Oasis Petroleum and its restricted subsidiaries.
8. Inventory
Inventory consists primarily of spare parts and equipment related to the Partnership’s midstream infrastructure. Inventory is stated at the lower of cost and net realizable value with cost determined on an average cost method. The Partnership assesses the carrying value of inventory and uses estimates and judgments when making any adjustments necessary to reduce the carrying value to net realizable value. The Partnership recorded a de minimis write-down of its inventory during the nine months ended September 30, 2021 and during the three and nine months ended September 30, 2020. The carrying value of the Partnership’s inventory was $5.8 million and $7.0 million at September 30, 2021 and December 31, 2020, respectively.
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
Cash distributions. On October 25, 2021, the Board of Directors of the General Partner declared the quarterly cash distribution for the third quarter of 2021 of $0.56 per unit. This distribution will be payable on November 29, 2021 to unitholders of record as of November 15, 2021.
The following table details the distributions paid in respect of each period in which the distributions were earned for the periods presented:

				Distributions
				Limited Partners		General Partner
Period	Record Date	Distribution Date	Distribution per limited partner unit	Common units	Subordinated units	IDRs

				(In thousands)
Q4 2020	March 8, 2021	March 18, 2021	$0.54	$10,842	$7,425	$1,027
Q1 2021	May 17, 2021	May 27, 2021	0.55	26,745	—	—
Q2 2021	August 16, 2021	August 27, 2021	0.56	27,232	—	—
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
Diluted earnings (loss) per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the LTIP, were exercised, settled or converted into common units. When it is determined that potential common units should be included in diluted net income (loss) per limited partner unit calculation, the impact is reflected by applying the treasury stock method. There are no adjustments made to net income (loss) attributable to Oasis Midstream Partners LP in the calculation of diluted earnings (loss) per unit. For the three and nine months ended September 30, 2021 and 2020, the diluted earnings (loss) per share calculation excludes the anti-dilutive effect of unvested restricted unit awards.
The following is a calculation of the basic and diluted weighted average units outstanding for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Basic weighted average common units outstanding	48,570	20,045	39,829	20,044
Dilutive effect of restricted awards	29	3	29	—
Diluted weighted average common units outstanding	48,599	20,048	39,858	20,044

The following tables present the calculation of earnings (loss) per limited partner unit under the two-class method for each period presented (in thousands, except per unit data):

Three Months Ended September 30, 2021

Net income attributable to Oasis Midstream Partners LP
Distributions	$27,232
Undistributed earnings attributable to Oasis Midstream Partners LP	10,388
Net income attributable to Oasis Midstream Partners LP	$37,620

Weighted average limited partners units outstanding
Common units – basic	48,570
Common units – diluted	48,599

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic	$0.77
Diluted	0.77

Anti-dilutive restricted units	28

	Three Months Ended September 30, 2020
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total

Net income attributable to Oasis Midstream Partners LP
Distributions	$1,027	$10,833	$7,425	$19,285
Undistributed earnings attributable to Oasis Midstream Partners LP	—	4,730	3,246	7,976
Net income attributable to Oasis Midstream Partners LP	$1,027	$15,563	$10,671	$27,261

Weighted average limited partners units outstanding
Basic		20,045
Diluted		20,048

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$0.78
Diluted		0.78

Anti-dilutive restricted units		13

	Nine Months Ended September 30, 2021
	Limited Partners
	Common units	Subordinated units	Total

Net income attributable to Oasis Midstream Partners LP
Distributions	$64,819	$7,425	$72,244
Undistributed earnings attributable to Oasis Midstream Partners LP	24,058	2,373	26,431
Net income attributable to Oasis Midstream Partners LP	$88,877	$9,798	$98,675

Weighted average limited partners units outstanding
Basic	39,829
Diluted	39,858

Net income attributable to Oasis Midstream Partners LP per limited partner unit
Basic	$2.23
Diluted	2.23

Anti-dilutive restricted units	14

	Nine Months Ended September 30, 2020
	General Partner	Limited Partners
	IDRs	Common units	Subordinated units	Total

Net income (loss) attributable to Oasis Midstream Partners LP
Distributions	$3,081	$32,499	$22,275	$57,855
Undistributed loss attributable to Oasis Midstream Partners LP	—	(53,452)	(36,667)	(90,119)
Net income (loss) attributable to Oasis Midstream Partners LP	$3,081	$(20,953)	$(14,392)	$(32,264)

Weighted average limited partners units outstanding
Basic		20,044
Diluted		20,044

Net loss attributable to Oasis Midstream Partners LP per limited partner unit
Basic		$(1.05)
Diluted		(1.05)

Anti-dilutive restricted units		16
12. Subsequent Events
On October 25, 2021, the Partnership and the General Partner entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Crestwood Equity Partners LP, a Delaware limited partnership (“Crestwood”), Project Falcon Merger Sub LLC, a Delaware limited liability company and direct wholly-owned subsidiary of Crestwood (“Merger Sub”), Project Phantom Merger Sub LLC, a Delaware limited liability company and direct wholly-owned subsidiary of Crestwood (“GP Merger Sub”), and, solely for the purposes of Section 2.1(a)(i) of the Merger Agreement, Crestwood Equity GP LLC, a Delaware limited liability company and the general partner of Crestwood (“Crestwood GP”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Partnership (the “LP Merger”), with the Partnership surviving the LP Merger as a subsidiary of Crestwood, and GP Merger Sub will merge with and into the General Partner (the “GP Merger” and, together with the LP Merger, the “Mergers”), with the General Partner surviving the GP Merger as a wholly-owned subsidiary of Crestwood. On October 25, 2021, the board of directors of Crestwood GP, and the board of directors of the General Partner (“GP Board”), unanimously approved the Merger Agreement. The Conflicts Committee of the GP Board provided Special Approval (as defined in the Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of March 30, 2021), and in connection with such Special Approval received a fairness opinion from Jefferies LLC.
At the effective time of the Mergers (the “Effective Time”): (i) 6,520,944 common units representing limited partner interests in the Partnership (“Partnership Common Units”) issued and outstanding immediately prior to the Effective Time and owned by OMS Holdings (such Partnership Common Units, the “Sponsor Cash Units”), will be converted into and will thereafter represent the right to receive $150.0 million in cash in the aggregate and each other Partnership Common Unit issued and outstanding immediately prior to the Effective Time owned by Oasis Petroleum or its subsidiaries (other than the Partnership) (together with the Sponsor Cash Units, the “Sponsor Units”) will be converted into and will thereafter represent the right to receive 0.7680 common units representing limited partner interests in Crestwood (“Crestwood Common Units”); (ii) each Partnership Common Unit issued and outstanding immediately prior to the Effective Time (other than the Sponsor Units) will be converted into and will thereafter represent the right to receive 0.8700 (the “Public Holder Exchange Ratio”) Crestwood Common Units and (iii) all of the limited liability company interests of the General Partner issued and outstanding as of immediately prior to the Effective Time will be converted into and will thereafter represent the right to receive $10.0 million in cash. Upon completion of the Mergers, Oasis Petroleum is expected to own approximately 22% of the Crestwood Common Units.
The Mergers are expected to close in the first quarter of 2022 and are subject to customary closing conditions, including regulatory approvals.
Contemporaneously with the execution of the Merger Agreement, the Partnership, Crestwood, Oasis Petroleum, the General Partner and OMS Holdings entered into a support agreement (the “Support Agreement”) regarding the Partnership Common

Units owned by Oasis Petroleum and OMS Holdings (or their affiliates). Pursuant to the Support Agreement, Oasis Petroleum and OMS Holdings have agreed to, among other things (and as applicable), following effectiveness of a registration statement of Crestwood on Form S-4 in connection with the issuance of Crestwood Common Units in the LP Merger, execute and deliver, or cause an affiliate to execute and deliver, a written consent covering all of their Partnership Common Units, approving the Merger Agreement and the transactions contemplated thereby. The Support Agreement and the Merger Agreement may be terminated in the event the written consent is not delivered.

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
•uncertainty regarding the worldwide response to COVID-19, including the impact of new virus strains, the administration of vaccines and the risks associated with restrictions on various commercial and economic activities; such restrictions are designed to protect public health but also have the effect of significantly reducing demand for crude oil and natural gas;
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
•an inability of Oasis Petroleum Inc. (“Oasis Petroleum”) or our other customers to meet their operational and development plans on a timely basis or at all;
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
•our recently announced merger with Crestwood Equity Partners LP (“Crestwood”), including risks that the proposed transaction may not be consummated or the benefits contemplated therefrom may not be realized, the ability to obtain requisite regulatory and unitholder approval and the satisfaction of the other conditions to the consummation of the proposed transaction, the ability of Crestwood to successfully integrate Oasis Midstream Partners LP’s (the “Partnership”) operations and employees and realize anticipated synergies and cost savings and the potential impact of the announcement or consummation of the proposed transaction on relationships, including with employees, suppliers, customers, competitors and credit rating agencies;
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
•inflation rates;
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

Our assets are located in the heart of the oil-rich Williston and Permian Basins. In the Williston Basin, our assets are integral to the crude oil and natural gas operations of Oasis Petroleum and are also strategically positioned to capture volumes from third party producers. In the Permian Basin, we provide crude oil gathering and produced and flowback water gathering and disposal services to third party producers. The substantial majority of our revenues are generated through long-term, fixed-fee contracts with Oasis Petroleum for crude oil, natural gas and water-related midstream services. We are also party to a long-term transportation services agreement regulated by the Federal Energy Regulatory Commission (the “FERC”) governing the transportation of crude oil via pipeline from the Wild Basin area to Johnson’s Corner. Our fixed-fee contracts minimize our direct exposure to commodity prices, and the amount of revenue we generate primarily depends on the volume of crude oil, natural gas and water for which we provide midstream services. We have increased our customer diversification by providing midstream services to third parties, but we are largely dependent on Oasis Petroleum as our most significant customer. We expect to grow acquisitively through accretive, dropdown acquisitions, as well as organically as Oasis Petroleum develops its acreage. We also expect to grow by increasing services provided to third party producers and by acquiring midstream assets from third parties.
Recent Developments
Acquisition of Remaining Interests in Bobcat DevCo and Beartooth DevCo
On March 30, 2021, we acquired Oasis Petroleum’s remaining interests in Bobcat DevCo and Beartooth DevCo. Pursuant to the Contribution and Simplification Agreement (the “Contribution and Simplification Agreement”), dated as of March 22, 2021, among other things, (a) Oasis Petroleum contributed to the Partnership its remaining limited liability company interests in Bobcat DevCo and Beartooth DevCo of 64.7% and 30.0%, respectively, in exchange for total consideration of $512.5 million composed of (x) a cash distribution of $231.5 million, sourced from the net proceeds of the offering of the Senior Notes (defined below) and (y) 12,949,644 common units representing limited partner interests in the Partnership, (b) the Partnership incentive distribution rights (the “IDRs”) were cancelled and converted into 1,850,356 common units representing limited partner interests in the Partnership (the “IDR Elimination” and such common units, the “IDR Conversion Common Units”), and (c) the IDR Conversion Common Units were distributed on a pro-rata basis by OMP GP LLC (the “General Partner”) to the holders of its Class A Units and Class B Units, such that following such distribution, Oasis Petroleum, through its wholly-owned subsidiary OMS Holdings LLC (“OMS Holdings”), is the sole member of the General Partner (the foregoing clauses (a), (b) and (c), the “Simplification Transaction”). The Contribution and Simplification Agreement also implemented, among other things, a right of first refusal in favor of the Partnership with respect to the midstream opportunities in the Painted Woods and City of Williston operating areas of Oasis Petroleum and the amendment and restatement of the (x) agreement of limited partnership of the Partnership and (y) limited liability company agreement of the General Partner to reflect the Simplification Transaction.
The effective date of the Simplification Transaction was January 1, 2021, and the closing date was March 30, 2021. Following the Simplification Transaction, Oasis Petroleum no longer owns any of the limited liability company interests of Bobcat DevCo or Beartooth DevCo.
IDR Elimination
In connection with the Simplification Transaction, all of our IDRs were cancelled and exchanged for 1,850,356 common units in accordance with the terms of the Contribution and Simplification Agreement. Additionally, the owners of the General Partner, OMS Holdings and holders of Class B Units in the General Partner received the common units issued in exchange for the IDR Elimination pursuant to the Contribution and Simplification Agreement.
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
Change in Board Chair
On April 13, 2021, Daniel E. Brown was elected to serve on the board of directors of the General Partner. On April 29, 2021, Mr. Brown was elected by the board of directors of the General Partner to serve as Board Chair. Mr. Brown replaced Douglas E. Brooks, who was elected by the board of directors of the General Partner on January 29, 2021 to serve as Board Chair on an interim basis.

FERC Regulatory Matters
On May 14, 2021, the FERC issued a revised oil pricing index factor that used the Producer Price Index for Finished Goods plus an index level of 0.78%, resulting in a negative percent change for the index year July 1, 2021 through June 30, 2022, meaning that the ceiling level for certain of an oil pipelines’ rates may decrease and, if the actual transportation rate would be above such ceiling level, the rate also must decrease to be equal to or less than the applicable ceiling. Bighorn DevCo’s Johnson’s Corner pipeline has not adjusted its rates in several years and its applicable rates remain below the FERC’s adjusted ceiling level. Bighorn DevCo could increase its rates in future index years to equal the new ceiling level. Requests for rehearing of the December 2020 Order Establishing Index Level were filed with the FERC, and those requests remain pending, with rehearing granted for purposes of extending the time the FERC has to review these requests. The FERC’s final application of its indexing rate methodology for the next five-year term of index rates may impact our revenues associated with any transportation services we may provide pursuant to rates adjusted by the FERC oil pipeline index.
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
City of Williston and Painted Woods Project Dedications
On August 3, 2021, Oasis Petroleum approved an acreage dedication to the Partnership in the City of Williston project area pursuant to which we will provide midstream services to Oasis Petroleum for crude oil gathering, natural gas gathering and compression, and produced and flowback water gathering and disposal. We expect to commence services pursuant to the acreage dedication in the second half of 2022.
In addition, Oasis Petroleum approved an acreage dedication to the Partnership in the Painted Woods project area pursuant to which we will provide midstream services to Oasis Petroleum for crude oil gathering, natural gas gathering and compression, and produced and flowback water gathering and disposal.
Crude Oil Gathering and Storage Agreement
On October 5, 2021, OMP Operating LLC (“OMP Operating”) entered into a Crude Oil Gathering and Storage Agreement with Oasis Petroleum North America LLC (“OPNA”) and Oasis Petroleum Marketing LLC (“OPM”), both indirect wholly-owned subsidiaries of Oasis Petroleum Inc., pursuant to which (i) OPNA and OPM agreed to deliver into OMP Operating’s crude oil gathering system all of the crude oil produced that is owned or controlled by OPNA or OPM (subject to certain limited exceptions) from a dedicated area in the City of Williston area, and (ii) OMP Operating will perform certain gathering and storage services for the crude oil delivered. The City of Williston Crude Oil Gathering and Storage Agreement provides for an initial term of 15 years. On October 25, 2021, OMP Operating entered into an Amended and Restated Crude Oil Gathering and Storage Agreement with OPNA and OPM (the “A&R Crude Oil Gathering and Storage Agreement”), which amends and restates the Crude Oil Gathering and Storage Agreement. Pursuant to the A&R Crude Oil Gathering and Storage Agreement, (i) OPNA and OPM agreed to deliver into OMP’s crude oil gathering system all of the crude oil produced that is owned or controlled by OPNA or OPM (subject to certain limited exceptions) from a dedicated area in the City of Williston and Painted Woods areas, and (ii) OMP will perform certain gathering and storage services for the crude oil delivered. The A&R Crude Oil Gathering and Storage Agreement provides for an initial term of 15 years.
Produced and Flowback Water Gathering and Disposal Agreement
On October 5, 2021, OMP Operating entered into a Produced and Flowback Water Gathering and Disposal Agreement with OPNA, pursuant to which OPNA dedicated the City of Williston area to the Partnership for produced and flowback water gathering and disposal services. The Produced Water Gathering and Disposal Agreement provides for an initial term of 15 years. On October 25, 2021, OMP Operating entered into an Amended and Restated Produced and Flowback Water Gathering and Disposal Agreement (the “A&R Produced and Flowback Water Gathering and Disposal Agreement”) with OPNA, which amends and restates the Produced and Flowback Water Gathering and Disposal Agreement. Pursuant to the A&R Produced and Flowback Water Gathering and Disposal Agreement, OPNA dedicated the City of Williston and Painted Woods areas to the Partnership for produced and flowback water gathering and disposal services. The A&R Produced and Flowback Water Gathering and Disposal Agreement provides for an initial term of 15 years.
Gas Gathering, Compression and Processing Agreement
On October 25, 2021, OMP entered into a Gas Gathering, Compression, and Processing with OPNA and OPM (the “Gas Gathering Agreement”) pursuant to which (i) OPNA and OPM agreed to deliver into the Partnership’s natural gas gathering system all of the natural gas produced that is owned or controlled by OPNA or OPM (subject to certain limited exceptions) from dedicated areas in the City of Williston and Painted Woods areas and (ii) OMP, or its designee, will perform certain gathering, compression, and processing services. The Gas Gathering Agreement provides for an initial term of 15 years.
Proposed Merger with Crestwood Equity Partners LP
On October 25, 2021, the Partnership and the General Partner entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Crestwood, Project Falcon Merger Sub LLC, a Delaware limited liability company and direct wholly-owned subsidiary of Crestwood (“Merger Sub”), Project Phantom Merger Sub LLC, a Delaware limited liability company and direct wholly-owned subsidiary of Crestwood (“GP Merger Sub”), and, solely for the purposes of Section 2.1(a)(i) of the Merger Agreement, Crestwood Equity GP LLC, a Delaware limited liability company and the general partner of Crestwood (“Crestwood GP”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Partnership (the “LP Merger”), with the Partnership surviving the LP Merger as a subsidiary of Crestwood, and GP Merger Sub will merge with and into the General Partner (the “GP Merger” and, together with the LP Merger, the “Mergers”), with the General Partner surviving the GP Merger as a wholly-owned subsidiary of Crestwood. On October 25, 2021, the board of directors of Crestwood GP, and the board of directors of the General Partner (“GP Board”), unanimously approved the Merger Agreement. The Conflicts Committee of the GP Board provided Special Approval (as defined in the Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of March 30, 2021), and in connection with such Special Approval received a fairness opinion from Jefferies LLC.
At the effective time of the Mergers (the “Effective Time”): (i) 6,520,944 common units representing limited partner interests in the Partnership (“Partnership Common Units”) issued and outstanding immediately prior to the Effective Time and owned by OMS Holdings (such Partnership Common Units, the “Sponsor Cash Units”), will be converted into and will thereafter represent the right to receive $150.0 million in cash in the aggregate and each other Partnership Common Unit issued and outstanding immediately prior to the Effective Time owned by Oasis Petroleum or its subsidiaries (other than the Partnership) (together with the Sponsor Cash Units, the “Sponsor Units”) will be converted into and will thereafter represent the right to receive 0.7680 common units representing limited partner interests in Crestwood (“Crestwood Common Units”); (ii) each Partnership Common Unit issued and outstanding immediately prior to the Effective Time (other than the Sponsor Units) will be converted into and will thereafter represent the right to receive 0.8700 (the “Public Holder Exchange Ratio”) Crestwood Common Units and (iii) all of the limited liability company interests of the General Partner issued and outstanding as of immediately prior to the Effective Time will be converted into and will thereafter represent the right to receive $10.0 million in cash. Upon completion of the Mergers, Oasis Petroleum is expected to own approximately 22% of the Crestwood Common Units.
The Mergers are expected to close in the first quarter of 2022 and are subject to customary closing conditions, including regulatory approvals.
Contemporaneously with the execution of the Merger Agreement, the Partnership, Crestwood, Oasis Petroleum, the General Partner and OMS Holdings entered into a support agreement (the “Support Agreement”) regarding the Partnership Common Units owned by Oasis Petroleum and OMS Holdings (or their affiliates). Pursuant to the Support Agreement, Oasis Petroleum and OMS Holdings have agreed to, among other things (and as applicable), following effectiveness of a registration statement of Crestwood on Form S-4 in connection with the issuance of Crestwood Common Units in the LP Merger, execute and deliver, or cause an affiliate to execute and deliver, a written consent covering all of their Partnership Common Units, approving the Merger Agreement and the transactions contemplated thereby. The Support Agreement and the Merger Agreement may be terminated in the event the written consent is not delivered.
Market Conditions and COVID-19
COVID-19 remains a global health crisis and there continues to be considerable uncertainty regarding the extent to which COVID-19 and its variants will continue to spread. Public health and governmental authorities have commenced programs to administer vaccines and certain restrictions imposed to contain the spread of COVID-19 have been lifted. In September 2021, President Biden announced a COVID-19 action plan that would have the Occupational Safety and Health Administration develop an Emergency Temporary Standard which may include new obligations for employers with one hundred or more employees with respect to vaccinations, testing and paid time off. We monitor mandates related to COVID-19 at both the federal and state levels on an ongoing basis and continue to assess the potential impacts of those mandates. Despite improvements in global economic activity levels and higher energy demand compared to 2020, the impacts of COVID-19 continue to be unpredictable, including the impacts of new virus strains, the risk of renewed restrictions and the uncertainty of successful administration of effective treatments and vaccines. We are unable to reasonably estimate the period of time that related conditions could exist or the extent to which they could impact our business, results of operations, financial condition or cash flows. In response to the current economic environment and impacts of COVID-19, we have adjusted our business to expected lower levels of activity and operate in a sustainable and cost-efficient manner.
We are focused on the safety of our employees, contractors, and communities where we work as we continue to operate during the COVID-19 pandemic. We have deployed additional safety protocols and training procedures, including enhanced daily cleaning in common spaces, use of face coverings, restricting use of conference rooms and group gatherings and adherence to social distancing requirements. We continue to monitor public health data and guidance, engage with peer companies, and participate with industry associations to ensure alignment with guidance for employee health and safety.

Recent Highlights:
•Declared the quarterly cash distribution of $0.56 per unit for the third quarter of 2021 .
•Net income was $37.6 million and net cash from operating activities was $62.1 million.
•Adjusted EBITDA was $58.2 million and Distributable Cash Flow was $42.9 million.
The following table summarizes the throughput volumes, operating income (loss), depreciation, amortization and impairment and capital expenditures of each of our DevCos for the periods presented. The amounts shown in the table below are presented on a gross basis.

	QTD		YTD
	Q3 2021	Q2 2021	Q3 2021	Q3 2020

	(In thousands, except throughput volumes)
Bighorn DevCo
Crude oil volumes (MBpd)	31.6	25.6	28.3	33.8
Natural gas volumes (MMscfpd)	192.4	191.5	196.5	203.6
Operating income	$16,066	$15,273	$48,206	$26,987
Depreciation, amortization and impairment	2,583	2,610	7,697	30,534
Capital expenditures	6,358	474	6,952	6,297
Bobcat DevCo
Crude oil volumes (MBpd)	21.9	17.9	19.8	26.9
Natural gas volumes (MMscfpd)	234.5	232.8	238.4	242.5
Water volumes (MBpd)	45.7	41.5	43.4	52.8
Operating income	$24,575	$22,513	$70,625	$50,698
Depreciation, amortization and impairment	4,189	4,222	12,410	29,657
Capital expenditures	5,532	8,982	15,000	10,356
Beartooth DevCo
Water volumes (MBpd)	74.4	84.9	76.9	85.0
Operating income (loss)	$6,485	$8,314	$21,889	$(11,323)
Depreciation, amortization and impairment	2,329	2,342	6,945	40,180
Capital expenditures(1)	2,323	32	1,992	(756)
Panther DevCo
Fluid volumes (MBpd)	57.3	39.1	44.7	49.7
Operating income (loss)	$2,607	$1,406	$5,164	$(28,037)
Depreciation, amortization and impairment	248	236	687	34,231
Capital expenditures	1,869	3,733	5,542	6,193
Oasis Midstream Partners LP
DevCo operating income	$49,733	$47,506	$145,884	$38,325
Public company expenses	1,055	1,122	3,767	2,924
Operating income	48,678	46,384	142,117	35,401
Depreciation, amortization and impairment	9,357	9,418	27,761	134,602
Equity-based compensation expenses	144	16	647	201
Capitalized interest	—	—	—	322
Maintenance capital expenditures	4,673	2,109	7,084	2,934
Expansion capital expenditures(2)	11,409	11,112	253,912	19,156
Total capital expenditures	16,082	13,221	260,996	22,412
___________________
(1) Negative amount reflects differences between the estimated capital expenditures accrued in a reporting period and actual capital expenditures recognized in a subsequent reporting period.

(2) The nine months ended September 30, 2021 includes $231.5 million related to the cash distribution to Oasis Petroleum associated with the Simplification Transaction composed of the following: (i) $229.0 million cash component of the purchase price, (ii) upward adjustment to the purchase price of $10.1 million related to the expanded project dedication to the Partnership in South Nesson, and (iii) downward adjustment to the purchase price of $7.6 million related to activity between the effective date of January 1, 2021 and the close date of March 30, 2021.
Results of Operations
Revenues
We categorize our revenues as either service revenues or product sales to the respective line items described below:
•Midstream services - Oasis Petroleum. We record service revenues for fee-based arrangements with Oasis Petroleum for midstream services, including: (i) natural gas gathering, compression, processing, gas lift supply and natural gas liquid (“NGL”) storage services; (ii) crude oil gathering, terminaling and transportation services; and (iii) produced and flowback water gathering and disposal services.
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
•Product sales - third parties. We record product sales to third parties for the supply and distribution of freshwater to non-affiliated customers.
The following table summarizes our revenues for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	Change	September 30, 2021	September 30, 2020	Change

	(In thousands)
Revenues
Midstream services – Oasis Petroleum	$65,859	$65,064	$795	$198,087	$206,340	$(8,253)
Midstream services – third parties	5,496	1,188	4,308	7,583	11,041	(3,458)
Product sales – Oasis Petroleum	33,769	28,992	4,777	95,042	39,841	55,201
Product sales – third parties	251	12	239	291	23	268
Total revenues	$105,375	$95,256	$10,119	$301,003	$257,245	$43,758
Three months ended September 30, 2021 as compared to three months ended June 30, 2021
Total revenues. Total midstream revenues increased $10.1 million to $105.4 million during the three months ended September 30, 2021 as compared to the three months ended June 30, 2021. This increase was driven by a $5.1 million increase in service revenues and a $5.0 million increase in product sales.
Service revenues. The $5.1 million increase in service revenues was driven by a $4.3 million increase in revenues from third parties and a $0.8 million increase in revenues from Oasis Petroleum. The $4.3 million increase in revenues from third parties was primarily driven by Oasis Petroleum selling its Permian Basin acreage position to a third party producer in the second quarter of 2021. As a result, there was a $2.9 million increase in third party revenues for produced and flowback water services and a $1.4 million increase in third party revenues for crude oil services. The $0.8 million increase in revenues from Oasis Petroleum was driven by a $1.8 million increase in natural gas revenues due to higher throughput volumes, partially offset by a $1.1 million decrease in produced and flowback water revenues.
Product sales. The $5.0 million increase in product sales was driven by a $6.4 million increase in natural gas product sales to Oasis Petroleum due to an increase in residue gas and NGL prices, partially offset by a $1.6 million decrease in freshwater product sales due to a decrease in freshwater deliveries to Oasis Petroleum for well completions.

Nine months ended September 30, 2021 as compared to nine months ended September 30, 2020
Total revenues. Total midstream revenues increased $43.8 million to $301.0 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This increase was driven by a $55.5 million increase in product sales, partially offset by $11.7 million decrease in service revenues.
Service revenues. The $11.7 million decrease in service revenues was driven by an $8.3 million decrease in revenues from Oasis Petroleum and a $3.5 million decrease in revenues from third parties. The $8.3 million decrease in revenues from Oasis Petroleum was driven by an $8.5 million decrease in produced and flowback water revenues and a $4.3 million decrease in crude oil revenues, partially offset by a $4.5 million increase in natural gas revenues. The $3.5 million decrease in revenues from third parties was driven by a $4.4 million decrease in third party revenues for natural gas services, partially offset by a $1.5 million increase in third party revenues for crude oil services.
Product sales. The $55.5 million increase in product sales was driven by a $57.0 million increase in natural gas product sales to Oasis Petroleum driven by an increase in residue gas and NGL prices and an increase in volumes gathered and processed that were purchased from third party producers. This was partially offset by a $1.7 million decrease in freshwater product sales due to a decrease in freshwater deliveries to Oasis Petroleum for well completions.
Operating expenses and other expenses
The following table summarizes our operating expenses and other expenses for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	Change	September 30, 2021	September 30, 2020	Change

	(In thousands)
Operating expenses
Costs of product sales	$26,065	$19,152	$6,913	$67,991	$16,605	$51,386
Operating and maintenance	14,679	12,220	2,459	40,006	44,030	(4,024)
Depreciation and amortization	9,357	9,416	(59)	27,759	31,161	(3,402)
Impairment	—	2	(2)	2	103,441	(103,439)
General and administrative	6,596	8,082	(1,486)	23,128	26,607	(3,479)
Total operating expenses	56,697	48,872	7,825	158,886	221,844	(62,958)
Operating income	48,678	46,384	2,294	142,117	35,401	106,716
Other income (expense)
Interest expense, net of capitalized interest	(11,081)	(11,230)	149	(26,372)	(38,196)	11,824
Other income (expense)	23	—	23	(45)	(150)	105
Total other expenses	(11,058)	(11,230)	172	(26,417)	(38,346)	11,929
Net income (loss)	37,620	35,154	2,466	115,700	(2,945)	118,645
Less: Net income attributable to non-controlling interests	—	—	—	17,025	29,319	(12,294)
Net income (loss) attributable to Oasis Midstream Partners LP	37,620	35,154	2,466	98,675	(32,264)	130,939
Less: Net income attributable to General Partner	—	—	—	—	3,062	(3,062)
Net income (loss) attributable to limited partners	$37,620	$35,154	$2,466	$98,675	$(35,326)	$134,001
Three months ended September 30, 2021 as compared to three months ended June 30, 2021
Costs of product sales. Costs of product sales increased $6.9 million to $26.1 million for the three months ended September 30, 2021 as compared to the three months ended June 30, 2021. The increase was driven by a $7.2 million increase in natural gas costs of product sales due primarily to an increase in residue gas and NGL prices, offset by a $0.5 million decrease in freshwater costs of product sales due primarily to lower activity.
Operating and maintenance. Operating and maintenance expenses increased $2.5 million to $14.7 million for the three months ended September 30, 2021 as compared to the three months ended June 30, 2021. The increase was driven by a $1.5 million increase in produced and flowback water operating and maintenance expenses, coupled with a $0.9 million increase in crude oil and natural gas operating and maintenance expenses.
General and administrative (“G&A”) expenses. G&A expenses decreased $1.5 million to $6.6 million for the three months ended September 30, 2021 as compared to the three months ended June 30, 2021. The decrease was primarily a result of a reduction in allocated charges from Oasis Petroleum for G&A services due to cost savings.
Interest expense, net of capitalized interest. Interest expense, net of capitalized interest, decreased $0.1 million to $11.1 million for the three months ended September 30, 2021 as compared to the three months ended June 30, 2021. The decrease was due primarily to a reduction in interest expense associated with fewer outstanding borrowings under the Revolving Credit Facility (defined below) quarter over quarter.
Nine months ended September 30, 2021 as compared to nine months ended September 30, 2020
Costs of product sales. Cost of product sales increased $51.4 million to $68.0 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was primarily driven by a $53.2 million increase in natural gas costs of product sales primarily due to an increase in residue gas and NGL prices and an increase in volumes purchased from third party producers. This increase was partially offset by a $1.8 million decrease in freshwater costs of product sales due to lower activity.
Operating and maintenance. Operating and maintenance expenses decreased $4.0 million to $40.0 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease was driven by a $2.6 million decrease in natural gas operating and maintenance expenses and a $1.7 million decrease in produced and flowback water operating and maintenance expenses.
Impairment. We recorded an impairment loss of $101.8 million for the nine months ended September 30, 2020 to adjust the carrying value of our property, plant and equipment to fair value due to lower forecasted throughput volumes.
Depreciation and amortization. Depreciation and amortization expenses decreased $3.4 million to $27.8 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease was driven by a reduction in the carrying value of assets following impairment charges taken in 2020.
G&A expenses. G&A expenses decreased $3.5 million to $23.1 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease was primarily a result of a reduction in allocated charges from Oasis Petroleum for G&A services due to cost savings.
Interest expense, net of capitalized interest. Interest expense, net of capitalized interest, decreased $11.8 million to $26.4 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease was primarily due to a specified default interest charge of $28.0 million recorded during the nine months ended September 30, 2020 which was subsequently waived in the fourth quarter of 2020. This decrease was partially offset by an increase in interest expense of $18.1 million related to the Senior Notes (defined below) issued in the first quarter of 2021.
Liquidity and Capital Resources
Our primary sources of liquidity during the period covered by this report have been from cash flows generated from operations, borrowings under the Revolving Credit Facility (defined below), the issuance of the Senior Notes (defined below) and our underwritten public offering of common units. We believe cash generated from these sources will be sufficient to meet our short-term working capital needs, long-term capital expenditure requirements and quarterly cash distributions. We expect to fund future expansion capital expenditures and acquisitions primarily through a combination of borrowings under the Revolving Credit Facility and, if necessary, the issuance of additional equity or debt securities.
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
Revolving credit facility. At September 30, 2021, we had $450.0 million of commitments under a revolving credit facility among OMP Operating, as borrower, Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto (as amended, the “Revolving Credit Facility”). The Revolving Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures. The Revolving Credit Facility does not mature until at least September 30, 2024.
At September 30, 2021, we had $210.0 million of borrowings outstanding under the Revolving Credit Facility and $5.5 million of outstanding letters of credit, resulting in an unused borrowing capacity of $234.5 million. For the nine months ended

September 30, 2021 and 2020, the weighted average interest rate incurred on borrowings under the Revolving Credit Facility was 2.4% and 2.6%, respectively. On March 22, 2021, we entered into the Fourth Amendment to the Revolving Credit Facility. See “Item 1. — Financial Statements (Unaudited) — Note 7 — Long-Term Debt” for more information.
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
Cash flows
Our cash flows for the nine months ended September 30, 2021 and 2020 are presented below:

	Nine Months Ended September 30,
	2021	2020

	(In thousands)
Net cash provided by operating activities	$160,140	$166,405
Net cash used in investing activities	(20,511)	(52,163)
Net cash used in financing activities	(115,094)	(83,711)
Increase in cash and cash equivalents	$24,535	$30,531
Cash flows provided by operating activities
Net cash provided by operating activities was $160.1 million and $166.4 million for the nine months ended September 30, 2021 and 2020, respectively. The $6.3 million decrease in cash flows from operating activities for the nine months ended September 30, 2021, as compared to 2020, was due primarily to net changes in working capital, offset by higher net income after adjusting for non-cash items.
Working capital. Our working capital is driven by changes in accounts receivable and accounts payable and other factors, such as credit extended to, and the timing of collections from our customers. As of September 30, 2021, we had a working capital balance of $40.0 million, and we had $264.2 million of liquidity available, including $29.7 million in cash and cash equivalents and $234.5 million in unused borrowing capacity on the Revolving Credit Facility.
We expect to have adequate liquidity to meet our future working capital requirements; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a material adverse effect on our financial position, results of operations or cash flows.
Cash flows used in investing activities
Net cash used in investing activities was $20.5 million and $52.2 million for the nine months ended September 30, 2021 and 2020, respectively. The $31.7 million decrease in net cash used in investing activities for the nine months ended September 30, 2021, as compared to 2020, was primarily attributable to capital spending in the first quarter of 2020 related to the construction of two additional compressor stations in Wild Basin.
Cash flows used in financing activities
Net cash used in financing activities was $115.1 million for the nine months ended September 30, 2021 and $83.7 million for the nine months ended September 30, 2020. The $31.4 million increase in net cash used in financing activities was primarily attributable to the cash distribution of $231.5 million to Oasis Petroleum in connection with the Simplification Transaction and an increase in net repayments of outstanding borrowings under the Revolving Credit Facility of $269.0 million, partially offset by cash proceeds from the issuance of the Senior Notes in the first quarter of 2021.

Capital expenditures
Our capital expenditures are summarized in the following table for the periods presented (in thousands):

	1Q 2021		2Q 2021		3Q 2021		Nine Months Ended September 30, 2021

Capital expenditures	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Maintenance capital expenditures	$302	$174	$2,109	$2,109	$4,673	$4,673	$7,084	$6,956
Expansion capital expenditures(1)	231,391	231,314	11,112	11,112	11,409	11,409	253,912	253,835
Total capital expenditures	$231,693	$231,488	$13,221	$13,221	$16,082	$16,082	$260,996	$260,791
___________________
(1)Includes $231.5 million incurred in the first quarter of 2021 related to the cash distribution to Oasis Petroleum associated with the Simplification Transaction composed of the following: (i) $229.0 million cash component of the purchase price, (ii) $10.1 million upward adjustment to the purchase price related to the expanded project dedication to the Partnership in South Nesson and (iii) $7.6 million downward adjustment to the purchase price related to activity between the effective date of January 1, 2021 and the close date of March 30, 2021.
Capital expenditures by DevCo are summarized in the following table for the periods presented (in thousands):

	1Q 2021		2Q 2021		3Q 2021		Nine Months Ended September 30, 2021

DevCo	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Bighorn DevCo	$120	$120	$474	$474	$6,358	$6,358	$6,952	$6,952
Bobcat DevCo	486	172	8,982	8,982	5,532	5,532	15,000	14,686
Beartooth DevCo(1)	(363)	(254)	32	32	2,323	2,323	1,992	2,101
Panther DevCo(1)	(59)	(59)	3,733	3,733	1,869	1,869	5,543	5,543
OMP Operating(2)	231,509	231,509	—	—	—	—	231,509	231,509
Total capital expenditures	$231,693	$231,488	$13,221	$13,221	$16,082	$16,082	$260,996	$260,791
___________________
(1)Negative amounts reflect differences between the estimated capital expenditures accrued in a reporting period and actual capital expenditures recognized in a subsequent reporting period.
(2)Includes $231.5 million incurred in the first quarter of 2021 related to the cash distribution to Oasis Petroleum associated with the Simplification Transaction composed of the following: (i) $229.0 million cash component of the purchase price, (ii) $10.1 million upward adjustment to the purchase price related to the expanded project dedication to the Partnership in South Nesson and (iii) $7.6 million downward adjustment to the purchase price related to activity between the effective date of January 1, 2021 and the close date of March 30, 2021.
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

Cash distributions
On October 25, 2021, the Board of Directors of the General Partner declared the quarterly distribution for the third quarter of 2021 of $0.56 per unit. This distribution will be payable on November 29, 2021 to unitholders of record as of November 15, 2021.
The Board of Directors of the General Partner may change our cash distribution policy at any time, and we do not have a legal or contractual obligation to pay cash distributions quarterly or on any other basis or at our minimum quarterly distribution rate.
Non-GAAP Financial Measures
Cash Interest, Adjusted EBITDA, Distributable Cash Flow and Free Cash Flow are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. These non-GAAP financial measures should not be considered in isolation or as a substitute for interest expense, net income (loss), operating income (loss), net cash provided by (used in) operating activities or any other measures prepared under GAAP. Because Cash Interest, Adjusted EBITDA, Distributable Cash Flow and Free Cash Flow exclude some but not all items that affect interest expense, net income (loss) and net cash provided by (used in) operating activities and may vary among companies, the amounts presented may not be comparable to similar metrics of other companies.
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
The following table presents a reconciliation of the GAAP financial measure of interest expense, net of capitalized interest, to the non-GAAP financial measure of Cash Interest for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020 (1)

	(In thousands)
Interest expense, net of capitalized interest	$11,081	$2,753	$26,372	$38,196
Capitalized interest	—	5	—	322
Amortization of deferred financing costs	(475)	(274)	(2,281)	(815)
Cash Interest	10,606	2,484	24,091	37,703
Less: Cash Interest attributable to non-controlling interests(2)	—	(3)	(3)	(9)
Cash Interest attributable to Oasis Midstream Partners LP	$10,606	$2,481	$24,088	$37,694
__________________
(1)For the nine months ended September 30, 2020, interest expense, Cash Interest and Cash Interest attributable to Oasis Midstream Partners LP included a specified default interest charge of $28.0 million, which was subsequently waived in the fourth quarter of 2020.
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

Distributable Cash Flow and Free Cash Flow
We define Distributable Cash Flow as Adjusted EBITDA attributable to Oasis Midstream Partners LP less Cash Interest and maintenance capital expenditures attributable to Oasis Midstream Partners LP. We define Free Cash Flow as Distributable Cash Flow less expansion capital expenditures attributable to Oasis Midstream Partners LP less distributions to our unitholders. Distributable Cash Flow and Free Cash Flow should not be considered an alternative to net income (loss), net cash provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Management believes that the presentation of Distributable Cash Flow and Free Cash Flow provides information useful to investors and analysts for assessing our results of operations, financial performance and our ability to generate cash from our business operations without regard to our financing methods or capital structure, coupled with our ability to make distributions to our unitholders. The GAAP measures most directly comparable to Distributable Cash Flow and Free Cash Flow are net income (loss) and net cash provided by (used in) operating activities.

The following table presents reconciliations of the GAAP financial measures of net income (loss) and net cash provided by operating activities to the non-GAAP financial measure of Adjusted EBITDA, Distributable Cash Flow and Free Cash Flow for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Net income (loss)	$37,620	$43,744	$115,700	$(2,945)
Depreciation and amortization	9,357	9,083	27,759	31,161
Impairment	—	1,458	2	103,441
Equity-based compensation expenses	144	68	647	201
Interest expense, net of capitalized interest	11,081	2,753	26,372	38,196
Other non-cash adjustments	(24)	—	(24)	—
Adjusted EBITDA	58,178	57,106	170,456	170,054
Less: Adjusted EBITDA attributable to non-controlling interests	—	19,808	20,572	60,553
Adjusted EBITDA attributable to Oasis Midstream Partners LP	58,178	37,298	149,884	109,501
Cash interest attributable to Oasis Midstream Partners LP	10,606	2,481	24,088	37,694
Maintenance capital expenditures attributable to Oasis Midstream Partners LP	4,673	767	6,956	2,660
Distributable Cash Flow	42,899	34,050	118,840	69,147
Expansion capital expenditures attributable to Oasis Midstream Partners LP(1)	11,409	(4,352)	253,835	12,962
LP distributions	27,232	18,258	72,244	54,774
GP distributions	—	1,027	1,027	3,061
Free Cash Flow	$4,258	$19,117	$(208,266)	$(1,650)

Net cash provided by operating activities	$62,083	$53,260	$160,140	$166,405
Interest expense, net of capitalized interest	11,081	2,753	26,372	38,196
Changes in working capital	(14,511)	1,367	(13,789)	(33,732)
Other non-cash adjustments	(475)	(274)	(2,267)	(815)
Adjusted EBITDA	58,178	57,106	170,456	170,054
Less: Adjusted EBITDA attributable to non-controlling interests	—	19,808	20,572	60,553
Adjusted EBITDA attributable to Oasis Midstream Partners LP	58,178	37,298	149,884	109,501
Cash interest attributable to Oasis Midstream Partners LP	10,606	2,481	24,088	37,694
Maintenance capital expenditures attributable to Oasis Midstream Partners LP	4,673	767	6,956	2,660
Distributable Cash Flow	42,899	34,050	118,840	69,147
Expansion capital expenditures attributable to Oasis Midstream Partners LP(1)	11,409	(4,352)	253,835	12,962
LP distributions	27,232	18,258	72,244	54,774
GP distributions	—	1,027	1,027	3,061
Free Cash Flow	$4,258	$19,117	$(208,266)	$(1,650)
___________________
(1) Negative amount reflects differences between the estimated capital expenditures accrued in a reporting period and actual capital expenditures recognized in a subsequent reporting period.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2020 Annual Report.

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
Concentration of customer credit risk. We are dependent on Oasis Petroleum as our most significant customer, and we expect to derive a substantial majority of our revenues from Oasis Petroleum for the foreseeable future. As a result, any event, whether in our dedicated areas or otherwise, that adversely affects Oasis Petroleum’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Further, we are subject to the risk of non-payment or non-performance by Oasis Petroleum. We cannot predict the extent to which Oasis Petroleum’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Oasis Petroleum’s ability to execute its drilling and development program or to perform under our agreements. Any material non-payment or non-performance by Oasis Petroleum could reduce our ability to make distributions to our unitholders. We did not experience any significant defaults on accounts receivable during the nine months ended September 30, 2021.
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
Interest rate risk. At September 30, 2021, we had $450.0 million of senior unsecured notes outstanding at a fixed cash interest rate of 8.00% per annum. At September 30, 2021 we had $210.0 million of borrowings outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the Revolving Credit Facility) or (ii) with respect to ABR Loans (as defined in the Revolving Credit Facility), the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (c) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the Revolving Credit Facility). The applicable margin for borrowings under the Revolving Credit Facility is based on the Partnership’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 2.25% to 3.25%, and (b) in the case of ABR Loans or swingline loans, 1.25% to 2.25%. The unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%.
At September 30, 2021, the outstanding borrowings under our Revolving Credit Facility bore interest at the London Interbank Offered Rate plus a 2.25% margin. We do not currently, but may in the future, utilize interest rate derivatives to reduce interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our Revolving Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at September 30, 2021.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.1
Agreement and Plan of Merger, dated October 25, 2021, by and among Crestwood Equity Partners LP, Project Falcon Merger Sub LLC, Project Phantom Merger Sub LLC, Oasis Midstream Partners LP, OMP GP LLC and, solely for purposes of Section 2.1(a)(i), Crestwood Equity GP LLC (incorporated herein by reference to Exhibit 2.1 to the form 8-K filed by the Partnership on October 28, 2021).

10.1	Amendment #2 to Transportation Services Agreement, dated September 24, 2021, between Bighorn DevCo LLC and Oasis Midstream Marketing LLC.

10.2	Produced and Flowback Water Gathering and Disposal Agreement, dated October 5, 2021, between OMP Operating LLC and Oasis Petroleum North America LLC.

10.3	Crude Oil Gathering and Storage Agreement, dated October 25, 2021, among OMP Operating LLC, Oasis Petroleum North America LLC and Oasis Petroleum Marketing LLC.

10.4	Amended and Restated Produced and Flowback Water Gathering and Disposal Agreement, dated October 25, 2021, between OMP Operating LLC and Oasis Petroleum North America LLC.

10.5	Amended and Restated Crude Oil Gathering and Storage Agreement, dated October 25, 2021, between OMP Operating LLC, Oasis Petroleum North America LLC and Oasis Petroleum Marketing LLC.

10.6	Gas Gathering, Compression and Processing Agreement, dated October 25, 2021, between OMP Operating LLC, Oasis Petroleum North America LLC and Oasis Petroleum Marketing LLC.

10.7
Support Agreement, dated October 25, 2021, by and among Crestwood Equity Partners LP, Oasis Midstream Partners LP, Oasis Petroleum Inc., OMP GP LLC and OMS Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the form 8-K filed by the Partnership on October 28, 2021).

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

OASIS MIDSTREAM PARTNERS LP
By: OMP GP LLC, its general partner
Date:	November 4, 2021	By:	/s/ Taylor L. Reid
Taylor L. Reid
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Richard N. Robuck
Richard N. Robuck
Senior Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)